Form 10-Q
period 1995-03-31
FLORIDA INCOME FUND LP
filed 1995-05-03
CIK 737829

FLORIDA INCOME FUND, L.P.
                                  INDEX

PART I


         FINANCIAL INFORMATION                            PAGE NO.

         Balance Sheets at March 31, 1995
         and December 31, 1994 . . . . . . . . . . . . . . . . . .2


         Statements of Income for the Three
         Months Ended March 31, 1995 and 1994. . . . . . . . . . .3


         Statements of Cash Flows for the Three
         Months Ended March 31, 1995 and 1994. . . . . . . . . . .4


         Notes to Financial Statements . . . . . . . . . . . . . .5


         Management's Discussion and Analysis of
         Financial Condition and Results of Operations . . . . .5-8



PART II

         OTHER INFORMATION

         Items 1 through 6 . . . . . . . . . . . . . . . . . . . .9



PART III

         Signatures. . . . . . . . . . . . . . . . . . . . . . . .10

                     PART I - FINANCIAL INFORMATION
                        FLORIDA INCOME FUND, L.P.
                             BALANCE SHEETS
                               (Unaudited)


                                           March 31     Dec. 31
                                           1995         1994
                                           _______________________
ASSETS

Cash                                         333,883      522,415
Accounts Receivable                           33,771       39,114
Property and Equip. - at cost
(net of accumulated depreciation
of       $2,991,456 @ 03/31/95 and
         $2,915,367 @ 12/31/94             7,900,683    7,631,508
Other Assets                                  52,784       50,240
Loan Costs                                    81,923       92,394
                                           __________   __________
         Total Assets                      8,403,044    8,335,671



LIABILITIES & PARTNERS CAPITAL

Accounts Payable - Trade                     112,017      145,417
Other Accrued Liabilities                     91,745      170,877
Custodian Liabilities                        114,747       97,067
Notes Payable                              6,291,793    6,155,942
                                           __________   __________
         Total Liabilities                 6,610,302    6,569,303


PARTNERS'S CAPITAL

General Partners Capital                     (85,806)     (83,172)
Limited Partners Capital                   1,799,490    1,849,540
Net Income                                    79,058          -0-
                                           __________   __________
         Total Partners Equity             1,792,742    1,766,368

         Total Liabilities and
         Partners Capital                  8,403,044    8,335,671

See Accompanying Notes to the Financial Statements


                        FLORIDA INCOME FUND, L.P.
                          STATEMENTS OF INCOME
                               (Unaudited)




                                           For Three Months Ended
                                           03/31/95     03/31/94
                                           ______________________
REVENUES:

Rental Income                              654,428     645,675
Interest Income                                -0-         -0-
                                           _______     _______
         Total Income                      654,428     645,675



COSTS AND EXPENSES:

Depreciation                                76,089      73,640
Property Expenses                          317,009     292,546
Interest and
  Financing costs                          171,701     143,372
  Other Expense                             10,571       3,778
                                           _______     _______
  Total Costs and
  Expenses                                 575,370     513,336

         Net Income                         79,058     132,339










See Accompanying Notes to the Financial Statements

                        FLORIDA INCOME FUND, L.P.
                        STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                  For Three Months Ended
                                                  03/31/95      03/31/94
                                                  ______________________
Cash flows from operating activities

Net Income                                          79,058     132,339

Adjustments to reconcile net income to net
cash provided by operational activities
     Depreciation and Amortization                  86,660      77,418
     (Increase) decrease in accounts receivables     5,343     (13.036)
     (Increase) decrease in prepaid expenses        (2,544)     (1,773)
     Increase (decrease) in accounts
     payable and accrued expenses                 (112,531)    (18,362)
     Increase (decrease) in security deposits       17,680      15,327
                                                   ________    ________
Net cash flows provided by operating activities     73,666     191,913

Cash flows from investing activities
     Improvements to rental properties            (339,565)    (77,316)
                                                  _________   _________
     Net cash used in investing activities        (339,565)    (77,316)

Cash flows from financing activities
     Net borrowings (prepayments)
     under line of credit agreement                    -0-      30,000

     Proceeds of long term borrowings
     from unaffiliated companies                   150,000         -0-
     Repayment of long term borrowings
     to unaffiliated companies                     (14,149)    (18,001)
     Loan origination fees paid                     (5,800)        -0-
     Partner distributions paid                    (52,684)    (79,026)
                                                  _________   _________
     Net cash flows used by financing activities    77,367     (67,027)

     Net increase (decrease) in cash              (188,532)    (47,570)

     Cash December 31                              522,415      69,940

     Cash March 31                                 333,883     117,510


See Accompanying Notes to the Financial Statements

                   FLORIDA INCOME FUND, L.P.
                 NOTES TO FINANCIAL STATEMENT
                        MARCH 31, 1995
                          (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all disclosures necessary for a fair presentation of the Partnerships' financial position, results of operations and cash flows in conformity with generally accepted accounting principles, as set forth in the Partnerships' Form 10-K for the period ended December 31, 1994. In management's opinion, all adjustments have been made to the financial statements necessary for a fair presentation of interim periods presented.


NOTE 2 - RELATED PARTY TRANSACTIONS

During the three month period ended March 31, 1995, and March 31, 1994, the Partnership paid $39,364 and $38,088 in Management Fees to Mariner Capital Management, Inc., the Managing General Partner, in accordance with the Partnership Agreement. These expenses are included in the property expenses. The General Partners and their affiliates are also entitled to reimbursement of costs (including amounts of any salaries paid to employees or its affiliates) directly attributable to the operation of the Partnership that could have been provided by independent parties. Costs amounting to $101,705 were incurred during the first quarter of 1995. This compares to $91,409 of costs that were incurred during the first quarter of 1994.


NOTE 3 - BALANCE SHEET

The Balance Sheet at December 31, 1994, has been taken from the Audited Financial Statements at that date.


NOTE 4- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Liquidity

The Partnership's cash position including interest bearing deposits at March 31, 1995, was $333,883. This compares to its cash position of $522,415 at December 31, 1994. At March 31,
1994, the Partnership's cash position was $117,510.

The decrease in cash from December 31, 1994, to March 31, 1995, was primarily due to the following factors. Cash provided by operations was $73,666, payments for property improvements were $339,565, principal pay downs of debt totalled $14,149. An additional $150,000 was funded for the Gallery Motel improvements. Partner distributions totalled $52,684 and the Partnership has paid $5,800 in loan fees in order to extend the Gallery Motel loan. The Partnership's total investment in properties for its portfolio at March 31, 1995, was $10,892,139. This compares to its total property investment at December 31, 1994 of $10,546,875. Other than as discussed herein, there are no known trends, demands, commitments, events or uncertainties that in management's opinion, will result or are reasonably likely to result in the registrant's liquidity increasing or decreasing in any material way.

Capital Resources

The Partnership has a first mortgage loan on Corporate Office Park and Villas Plaza Shopping Center for $1,350,000 at a rate of 12%. This loan matured December 31, 1994. The Partnership is in the process of obtaining a new loan in the amount of $1,400,000 to be used to pay this loan in full and to cover loan costs.

The first mortgage on the Gallery Motel in the amount of $2,568,884 has been extended to May 1, 1995, while the financial institution considers the Partnership's request for a longer loan term. An affiliate of the General Partner has extended an offer to purchase the motel, however no firm contract has been entered into as of this date. Because an affiliate is the intended purchaser, the sale will be contingent on approval of a majority of the Limited Partnership interests.

The Partnership has secured a private capital source to make a $650,000 second mortgage loan on the Gallery Motel. This money will be used to renovate the motel. During the first quarter of 1995, the remaining $150,000 loan was funded to the Partnership. During the first quarter of 1995, the Partnership expended approximately $315,000 for the first renovation phase at the Gallery Motel. The Partnership anticipates completion of the renovation to occur in the next two quarters.

Results of Operations

The Partnership's net income for the three months ended March 31, 1995, was $79,058. This compares with net income of $132,359 for the same period a year ago.

The major variances from a year ago are due to an increase in rental revenue, and an increase in depreciation expense, amortization expense, interest expense and property expense.

For the three month period ended March 31, 1995, and 1994, total revenue increased by $8,753. This increase was attributable to the following properties:

    The Gallery Motel decreased $15,812; Edison Square increased $21,346; Villas Plaza decreased $5,468;
    Corporate Park increased $8,687. The Gallery Motel's revenue decreased mainly due to a decrease in number of room nights rented due to the motel renovations. The motel rented 229 less rooms in the first quarter of 1995 as compared to the first quarter of 1994. Average daily rate increased from $181.91 to $199.46 which mitigated the effect of the lost room night revenue.

Edison Square's revenue increased mainly due to increased occupancy. Villas Plaza's revenue decreased because of a decrease in occupancy. Corporate Park's revenue increased due to the center being 100% occupied in the first quarter. At March
31, 1995, Corporate Park was 100% occupied, Villas Plaza was 76% occupied, and Edison Square was 93% occupied.

For the three months ended March 31, 1995, depreciation expense has increased by $2,449. As of March 31, 1995, the Partnership has paid $339,565 for property improvements. These asset additions are primarily improvements at the Gallery Motel.

Property expenses increased $24,463 for the three month period primarily because of higher expenses incurred at the Gallery
Motel for reservations, travel agent commissions and marketing.

For the three months, interest expense has increased $28,329 mainly due to an increase in the Edison Square loan and the additional loan for the Gallery improvements.

The Partnership indebtedness increased by $776,545 from the time period March 31, 1995, to March 31, 1994. As of March 31, 1995, the Partnership had an outstanding debt of $6,291,793 compared to $5,515,248 at March 31, 1994. The Partnership's outstanding debt as of December 31, 1994, was $6,155,942. Other expenses increased $6,793 due to loan costs incurred for the Gallery Motel loan extension.

Property and equipment has increased from $10,221,736 at March
31, 1994, to $10,892,139 at March 31, 1995.  Property and
equipment was $10,546,875 as of December 31, 1994.

For the quarter ended March 31, 1995, the cash distribution to partners totalled $52,684. The distribution for the three month period totalled $52,684.

                            PART II
                       OTHER INFORMATION
                  FLORIDA INCOME FUND, L.P.




ITEM 1.   LEGAL PROCEEDINGS

          NONE


ITEM 2.   CHANGES IN SECURITIES

          NONE


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          NONE


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          NONE


ITEM 5.   OTHER MATERIALLY IMPORTANT EVENTS

          NONE


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) EXHIBITS

          (b) REPORTS ON FORM 8-K

              None

                           PART III
                          SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             FLORIDA INCOME FUND, L.P.
                             MARINER CAPITAL MANAGEMENT, INC.
                             MANAGING GENERAL PARTNER
                             (Registrant)





              5/1/95         Lawrence A. Raimondi
                             President and Director, and CEO
                             Mariner Capital Management, Inc.
                             (Principal Executive Officer)
                             (SIGNATURE)





              5/1/95         Michael J. Scullion
                             Secretary/Treasurer
                             Mariner Capital Management, Inc.
                             (Principal Financial and
                              Accounting Officer)
                             (SIGNATURE)