Form 10-Q/A
period 1995-03-31
FLORIDA INCOME FUND LP
filed 1995-05-03
CIK 737829

AMENDMENT 1 TO 10Q SUBMISSION
                              FOR
                   FLORIDA INCOME FUND, L.P.

                             INDEX





DOCUMENT 1 - 10Q-A

    Amended Balance Sheet
    Signature Page


DOCUMENT 2 - Cover Letter

DOCUMENT 3 - Exhibit 27  Financial Data Schedule

                       PART I - FINANCIAL INFORMATION
                          FLORIDA INCOME FUND, L.P.
                               BALANCE SHEETS
                                 (Unaudited)

                                           March 31        Dec. 31
                                             1995           1994
                                           _______________________
ASSETS

Current Assets
    Cash                                    333,883        522,415
    A/R Trade                                33,771         39,114
    Prepaid Expenses and Other               52,784         50,240
                                            _______        _______
    Total Current Assets                    420,438        611,769

Rental Properties, Net of Accumulated
    Depreciation of $2,991,456 at
    03/31/95 and $2,915,367 at 12/31/94   7,900,683      7,631,508

Intangible Assets
    Deferred Loan Costs                      81,923         92,394
                                          _________      _________
Total Assets                              8,403,044      8,335,671

LIABILITIES AND PARTNER'S CAPITAL

Current Liabilities
    Current maturities of notes
      and mortgages payable               2,576,960      2,601,993
    Current maturities of notes
      payable to affiliates               1,350,000      1,350,000
    Accounts Payable - Trade                112,017        145,417
    Accrued Expenses                         91,745        170,877
    Customer and Security Deposits          114,747         97,067
                                          _________      _________
    Total Current Liabilities             4,245,469      4,365,354

NOTES AND MORTGAGES PAYABLE               2,364,833      2,203,949

PARTNERS'S CAPITAL
    General Partners Capital                (85,806)       (83,172)
    Limited Partners Capital              1,799,490      1,849,540
    Net Income                               79,058            -0-
                                          __________     __________
    Total Partners Equity                 1,792,742      1,766,368

    Total Liabilities and
    Partners Capital                      8,403,044      8,335,671

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



                            FLORIDA INCOME FUND, L.P.
                            MARINER CAPITAL MANAGEMENT, INC.
                            MANAGING GENERAL PARTNER
                            (Registrant)





              5/3/95        Lawrence A. Raimondi
                            President and Director, and CEO
                            Mariner Capital Management, Inc.
                            (Principal Executive Officer)
                            (SIGNATURE)





              5/3/95        Michael J. Scullion
                            Secretary/Treasurer
                            Mariner Capital Management, Inc.
                            (Principal Financial and
                             Accounting Officer)
                            (SIGNATURE)