Form 10-Q
period 1995-06-30
FLORIDA INCOME FUND LP
filed 1995-08-08
CIK 737829

FLORIDA INCOME FUND, L.P.
                             INDEX

PART I

    FINANCIAL INFORMATION . . . . . . . . . . . .  . PAGE NO.

    Balance Sheets at June 30, 1995
    and December 31, 1994 . . . . . . . . . . . . . . . . . .2

    Statements of Income for the Three and Six
    Months Ended June 30, 1995 and 1994 . . . . . . . . . . .3

    Statements of Cash Flows for the Three and Six
    Months Ended June 30, 1995 and 1994 . . . . . . . . . . .4

    Notes to Financial Statements . . . . . . . . . . . . . .5

    Management's Discussion and Analysis of
    Financial Condition and Results of Operations . . . . .5-8

PART II

    OTHER INFORMATION

    Items 1 through 6 . . . . . . . . . . . . . . . . . . . .9

PART III

    Signatures. . . . . . . . . . . . . . . . . . . . . . . 10

COVER PAGE

EXHIBIT 27 - Financial Data Schedule

EXHIBIT 99.A

EXHIBIT 99.B

                       PART I - FINANCIAL INFORMATION
                          FLORIDA INCOME FUND, L.P.
                               BALANCE SHEETS
                                 (Unaudited)

                                          June 30        Dec. 31
                                          1995           1994
                                          _______________________
ASSETS

Current Assets
    Cash                                    317,497        522,415
    A/R Trade                                29,741         39,114
    Prepaid Expenses and Other               83,530         50,240
                                            _______        _______
    Total Current Assets                    430,768        611,769

Rental Properties, Net of Accumulated
    Depreciation of $3,067,546 at
    06/30/95 and $2,915,367 at 12/31/94   7,866,906      7,631,508

Intangible Assets
    Deferred Loan Costs                     121,380         92,394
                                          _________      _________
Total Assets                              8,419,054      8,335,671

LIABILITIES AND PARTNER'S CAPITAL

Current Liabilities
    Current maturities of notes
      and mortgages payable                  70,605      2,601,993
    Current maturities of notes
      payable to affiliates                     -0-      1,350,000
    Accounts Payable - Trade                 79,879        145,417
    Accrued Expenses                         92,428        170,877
    Customer and Security Deposits          103,059         97,067
                                          _________      _________
    Total Current Liabilities               345,971      4,365,354

NOTES AND MORTGAGES PAYABLE               6,346,287      2,203,949

PARTNERS'S CAPITAL
    General Partners Capital                (88,440)       (83,172)
    Limited Partners Capital              1,749,440      1,849,540
    Net Income                               65,796            -0-
                                          __________     __________
    Total Partners Equity                 1,726,796      1,766,368

    Total Liabilities and
    Partners Capital                      8,419,054      8,335,671

See Accompanying Notes to the Financial Statements


                          FLORIDA INCOME FUND, L.P.
                            STATEMENTS OF INCOME
                                 (Unaudited)




                          For Three Months Ended   For Six Months Ended
                          06/30/95    06/30/94     06/30/95     06/30/94
                          ________    ________     ________     ________
REVENUES:

Rental Income             542,783     509,436      1,197,211    1,155,111
                          ________    _______      _________    _________
    Total Income          542,783     509,436      1,197,211    1,155,111



COSTS AND EXPENSES:

Depreciation               76,090      73,642        152,179      147,282
Property Expenses         300,477     256,549        617,486      549,095
Interest and
  Financing costs         174,633     137,443        346,334      280,815
  Other Expense             4,845       3,268         15,416        7,046
                          ________    _______      _________    _________
  Total Costs and
  Expenses                556,046     470,902      1,131,415      984,238

    Net Income (Loss)     (13,262)     38,534         65,796      170,873










See Accompanying Notes to the Financial Statements

                        FLORIDA INCOME FUND, L.P.
                        STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                  For Six Months Ended
                                                  06/30/95    06/30/94
                                                  ____________________
Cash flows from operating activities

Net Income                                          65,796     170,873

Adjustments to reconcile net income to net
cash provided by operational activities
     Depreciation and Amortization                 167,595     154,328
     (Increase) decrease in accounts receivables     9,373     (14,122)
     (Increase) decrease in prepaid expenses       (33,290)      7,302
     Increase (decrease) in accounts
     payable and accrued expenses                 (143,986)     98,629
     Increase (decrease) in security deposits        5,992      18,970
                                                   ________    ________
Net cash flows provided by operating activities     71,480     435,980

Cash flows from investing activities
     Improvements to rental properties            (387,577)   (266,123)
                                                  _________   _________
     Net cash used in investing activities        (387,577)   (266,123)

Cash flows from financing activities
     Net borrowings (prepayments)
     under line of credit agreement                    -0-      30,000
     Proceeds of long term borrowings
     from affiliated companies                     134,000         -0-
     Proceeds of long term borrowings
     from unaffiliated companies                   150,000         -0-
     Repayment of long term borrowings
     to unaffiliated companies                     (23,050)    (28,467)
     Loan origination fees paid                    (44,403)    (71,613)
     Partner distributions paid                   (105,368)   (131,710)
                                                  _________   _________
     Net cash flows used by financing activities   111,179    (201,790)

     Net increase (decrease) in cash              (204,918)    (31,933)

     Cash December 31                              522,415      69,940

     Cash June 30                                  317,497      38,007


See Accompanying Notes to the Financial Statements

                   FLORIDA INCOME FUND, L.P.
                 NOTES TO FINANCIAL STATEMENT
                         JUNE 30, 1995
                          (Unaudited)

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


NOTE 2 - RELATED PARTY TRANSACTIONS

During the three month period ended June 30, 1995, and June 30, 1994, the Partnership paid $32,352 and $30,807 in Management Fees to Mariner Capital Management, Inc., the Managing General Partner, in accordance with the Partnership Agreement. These expenses are included in the property expenses. The General Partners and their affiliates are also entitled to reimbursement of costs (including amounts of any salaries paid to employees or its affiliates) directly attributable to the operation of the Partnership that could have been provided by independent parties. Costs amounting to $113,397 were incurred during the second quarter of 1995. This compares to $86,855 of costs that were incurred during the second quarter of 1994.


NOTE 3 - BALANCE SHEET

The Balance Sheet at December 31, 1994, has been taken from the Audited Financial Statements at that date.


NOTE 4- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Liquidity

The Partnership's cash position including interest bearing deposits at June 30, 1995, was $317,497. This compares to its cash position of $522,415 at December 31, 1994. At June 30,
1994, the Partnership's cash position was $38,007.

The decrease in cash from December 31, 1994, to June 30, 1995, was due to the following factors. Cash provided by operations was $71,480, payments for property improvements were $387,577 and cash flows from financing activities were $111,179.

The increase in cash flow from financing activities was due to the Partnership receiving an additional $150,000 from an unaffiliated partnership to fund the Gallery Motel improvements. This increases this loan from $500,000 as of December 31, 1994, to $650,000 as of June 30, 1995. The Partnership was also successful in refinancing the first mortgage loan on Villas Plaza and Corporate Office Park with an affiliated partnership. The Partnership has received an additional $134,000 on this loan as of June 30, 1995, making the loan balance on this mortgage $1,484,000 as of June 30, 1995. The mortgage loan was reduced to $1,400,000 in July of 1995. The additional $84,000 that was received in June 1995, was used to repay investors that participated in the first mortgage loan of $1,350,000. The increase in the mortgage loan balance from $1,350,000 to $1,400,000 will be used by the partnership to pay loan costs and for additional working capital. Partner distributions totalled $105,368 and the Partnership paid $44,403 in loan fees in order to extend the Gallery Motel, Edison Square, Corporate Park and Villas Plaza loans. The Partnership's total investment in properties for its portfolio at June 30, 1995 was $10,934,452. This compares to its total property investment at December 31, 1994, of $10,546,875. Other than as discussed herein, there are no known trends, demands, commitments, events or uncertainties that in management's opinion will result or are reasonably likely to result in the registrant's liquidity increasing or decreasing in any material way.

Capital Resources

The Partnership has a first mortgage loan on Corporate Office Park and Villas Plaza Shopping Center for $1,350,000 at a rate of 12%. This loan matured December 31, 1994. The Partnership has obtained a new loan in the amount of $1,400,000 to be used to pay this loan in full and to cover loan costs which matures December 31, 1997.

The first mortgage on the Gallery Motel in the amount of $2,566,147 has been extended to November 4, 1996. An affiliate of the General Partner has extended an offer to purchase the motel, however no firm contract has been entered into as of this date. Because an affiliate is the intended purchaser, the sale will be contingent on approval of a majority of the Limited Partnership interests.

The Partnership has secured a private capital source to make a $650,000 second mortgage loan on the Gallery Motel. This money will be used to renovate the motel. During the first quarter of 1995, the remaining $150,000 loan was funded to the Partnership.

During the first six months, the Partnership expended approximately $353,000 for the first renovation phase at the Gallery Motel. The Partnership anticipates completion of the renovation to occur in the third quarter of 1995.

As of June 30, 1995, the Partnership had outstanding debt of $6,416,892 compared to $5,504,782 at June 30, 1994. The
Partnership's outstanding debt as of December 31, 1994, was $6,155,942.

Results of Operations

The Partnership's net loss for the six months ended June 30, 1995, was $13,262. This compares with net income of $38,534 for the same period a year ago.

The major variances from a year ago are due to an increase in rental revenue, and an increase in depreciation expense, amortization expense, interest expense and property expense.

For the six month period ended June 30, 1995, and 1994, total revenue increased by $42,115. This increase was attributable to the following properties:

    The Gallery Motel decreased $18,798; Edison Square
    increased $36,820; Villas Plaza decreased $6,018;
    Corporate Park increased $30,111.  The Gallery Motel's
    revenue decreased mainly due to a decrease in number of
    room nights rented due to the motel renovations.  695
    less rooms were rented in the six months of 1995 as compared to the first six months of 1994. Average daily rate increased from $153.35 to $175.46 which mitigated the effect of the lost room night revenue.

Edison Square's revenue increased mainly due to increased occupancy. Villas Plaza's revenue decreased because of a decrease in occupancy. Corporate Park's revenue increased due to the center being 100% occupied during the first six months of 1995. At June 30, 1995, Corporate Park was 100% occupied, Villas Plaza was 67% occupied, and Edison Square was 93% occupied.

For the six months ended June 30, 1995, depreciation expense has increased by $4,897. As of June 30, 1995, the Partnership has paid $387,577 for property improvements. These asset additions are primarily improvements at the Gallery Motel.

Property expenses increased $68,391 for the six month period primarily because of higher expenses incurred at the Gallery
Motel for reservations, travel agent commissions and marketing.

For the six months, interest expense has increased $65,519 mainly due to an increase in the Edison Square loan and the additional loan for the Gallery improvements.

The Partnership indebtedness increased by $912,110 from the time period June 30, 1994, to June 30, 1995. As of June 30, 1995, the Partnership had outstanding debt of $6,416,892 compared to $5,504,782 at June 30, 1994. The Partnership's outstanding debt as of December 31, 1994, was $6,155,942. Other expenses increased $8,370 due to loan costs incurred for the Gallery Motel, Edison Square, Corporate Park and Villas Plaza loan extensions.

Property and equipment has increased from $10,414,221 at June 30, 1994, to $10,934,452 at June 30, 1995. Property and equipment was $10,546,875 as of December 31, 1994.

For the quarter ended June 30, 1995, the cash distribution to partners totalled $52,684. The distribution for the six month period totalled $105,368.

The Partnership's net loss for the three months ended June 30, 1995, was $13,262. This compares with net income of $38,534 for the same period a year ago.

For the quarter ended June 30, 1995, and 1994, revenues increased
$33,347. The increase in revenues was attributed to the following properties: Corporate Park increased $21,398, Edison
Square increased $15,474, Villas Plaza decreased $550 and Gallery
Motel decreased $2,975.

Corporate Park and Edison Square's revenue increase was due to higher occupancy and leases being extended at higher rates. Villas Plaza's revenue decreased due to lower occupancy and the Gallery Motel's revenue decreased due to renovations taking rooms out of service. At June 30, 1995, and 1994, Corporate Park was 100% and 100% occupied, Villas Plaza was 67% and 87% occupied and Edison Square was 93% and 90% occupied.

Property expenses have increased $43,928 from the previous three month period. This increase is due to increases at the Gallery Motel for salary expense, Travel Agent commissions and marketing. Edison Square's operating costs have increased due to an increase in rental space from the State of Florida, from 5,200 square feet to 14,000 square feet.

Interest expense has increased $37,190 from the previous three month period due to the increase in the amount borrowed.

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

          NONE


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          NONE


ITEM 5.   OTHER MATERIALLY IMPORTANT EVENTS

          NONE


ITEM 6.   EXHIBITS AND REPORTS ON FORM 10-Q

          (a) EXHIBITS

              99.A - FLORIDA MORTGAGE PARTNERS LOAN EXTENSION

              99.B - COMMERCIAL PROMISSORY NOTE BETWEEN FLORIDA
                     INCOME FUND, L.P. LIMITED PARTNERSHIP AND
                     BARNETT BANK



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



                             FLORIDA INCOME FUND, L.P.
                             MARINER CAPITAL MANAGEMENT, INC.
                             MANAGING GENERAL PARTNER
                             (Registrant)





              8/3/95         Lawrence A. Raimondi
                             President and Director, and CEO
                             Mariner Capital Management, Inc.
                             (Principal Executive Officer)
                             (SIGNATURE)





              8/3/95         Michael J. Scullion
                             Secretary/Treasurer
                             Mariner Capital Management, Inc.
                             (Principal Financial and
                              Accounting Officer)
                             (SIGNATURE)