Form 10-Q
period 1995-09-30
FLORIDA INCOME FUND LP
filed 1995-11-08
CIK 737829

FLORIDA INCOME FUND, L.P.
                             INDEX

PART I

    FINANCIAL INFORMATION . . . . . . . . . . . .  . PAGE NO.

    Balance Sheets at September 30, 1995
    and December 31, 1994 . . . . . . . . . . . . . . . . . .2

    Statements of Income for the Three and Nine
    Months Ended September 30, 1995 and 1994. . . . . . . . .3

    Statements of Cash Flows for the Three and Nine
    Months Ended September 30, 1995 and 1994. . . . . . . . .4

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
                               BALANCE SHEETS
                                 (Unaudited)

                                          Sept. 30       Dec. 31
                                            1995          1994
                                          _______________________
ASSETS

Current Assets
    Cash                                     37,982        522,415
    A/R Trade                                30,270         39,114
    Prepaid Expenses and Other               84,249         50,240
                                            _______        _______
    Total Current Assets                    152,501        611,769

Rental Properties, Net of Accumulated
    Depreciation of $3,143,636 at
    09/30/95 and $2,915,367 at 12/31/94   8,107,530      7,631,508

Intangible Assets
    Deferred Loan Costs                     112,843         92,394
                                          _________      _________
Total Assets                              8,372,874      8,335,671

LIABILITIES AND PARTNER'S CAPITAL

Current Liabilities
    Current maturities of notes
      and mortgages payable                  65,164      2,601,993
    Current maturities of notes
      payable to affiliates                     -0-      1,350,000
    Accounts Payable - Trade                 76,764        145,417
    Accrued Expenses                        125,836        170,877
    Customer and Security Deposits          118,942         97,067
                                          _________      _________
    Total Current Liabilities               386,706      4,365,354

NOTES AND MORTGAGES PAYABLE               6,344,579      2,203,949

PARTNERS'S CAPITAL
    General Partners Capital                (88,440)       (83,172)
    Limited Partners Capital              1,749,440      1,849,540
    Net Income                              (19,411)           -0-
                                          __________     __________
    Total Partners Equity                 1,641,589      1,766,368

    Total Liabilities and
    Partners Capital                      8,372,874      8,335,671

See Accompanying Notes to the Financial Statements


                          FLORIDA INCOME FUND, L.P.
                            STATEMENTS OF INCOME
                                 (Unaudited)




                          For Three Month Ended For Nine Months Ended
                          09/30/95   09/30/94   09/30/95      09/30/94
                          ________   ________   ________      ________
REVENUES:

Rental Income             461,609    455,577    1,658,820     1,610,688
                          ________   ________   __________    _________
    Total Income          461,609    455,577    1,658,820     1,610,688



COSTS AND EXPENSES:

Depreciation               76,089     73,640      228,268       220,922
Property Expenses         283,322    271,872      900,808       820,967
Interest and
  Financing costs         177,350    149,608      523,684       430,423
  Other Expense            10,055      4,597       25,471        11,643
                          ________   ________   __________    _________
  Total Costs and
  Expenses                546,816    499,717    1,678,231     1,483,955

    Net Income (Loss)     (85,207)   (44,140)     (19,411)      126,733










See Accompanying Notes to the Financial Statements

                        FLORIDA INCOME FUND, L.P.
                        STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                  For Nine Months Ended
                                                  09/30/95  09/30/94
                                                  ____________________
Cash flows from operating activities

Net Income (Loss)                                 ( 19,411)    126,733

Adjustments to reconcile net income to net
cash provided by operational activities
     Depreciation and Amortization                 253,739     232,565
     (Increase) decrease in accounts receivables     8,844  (   33,385)
     (Increase) decrease in prepaid expenses      ( 34,009) (  119,306)
     Increase (decrease) in accounts
     payable and accrued expenses                 (113,693)    173,671
     Increase (decrease) in security deposits       21,875      18,171
                                                  _________ ___________
Net cash flows provided by operating activities    117,345     398,449

Cash flows from investing activities
     Improvements to rental properties            (704,291) (  321,090)
                                                  _________ ___________
     Net cash used in investing activities        (704,291) (  321,090)

Cash flows from financing activities
     Net borrowings (prepayments)
     under line of credit agreement                    -0-  (  141,000)
     Proceeds of long term borrowings
     from affiliated companies                      93,369         -0-
     Proceeds of long term borrowings
     from unaffiliated companies                   200,000   1,725,000
     Repayment of long term borrowings
     to unaffiliated companies                    ( 39,568) (1,416,405)
     Loan origination fees paid                   ( 45,920) (   78,656)
     Partner distributions paid                   (105,368) (  184,394)
                                                  _________ ___________
     Net cash flows used by financing activities   102,513  (   95,455)

     Net increase (decrease) in cash              (484,433) (   18,096)

     Cash December 31                              522,415      69,940

     Cash September 30                              37,982      51,844


See Accompanying Notes to the Financial Statements

                   FLORIDA INCOME FUND, L.P.
                 NOTES TO FINANCIAL STATEMENT
                      SEPTEMBER 30, 1995
                          (Unaudited)

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


NOTE 2 - RELATED PARTY TRANSACTIONS

During the three month period ended September 30, 1995, and September 30, 1994, the Partnership paid $27,795 and $26,173 in Management Fees to Mariner Capital Management, Inc., the Managing General Partner, in accordance with the Partnership Agreement. These expenses are included in the property expenses. The General Partners and their affiliates are also entitled to reimbursement of costs (including amounts of any salaries paid to employees or its affiliates) directly attributable to the operation of the Partnership that could have been provided by independent parties. Costs amounting to $108,438 were incurred during the third quarter of 1995. This compares to $88,237 of costs that were incurred during the third quarter of 1994.


NOTE 3 - BALANCE SHEET

The Balance Sheet at December 31, 1994, has been taken from the Audited Financial Statements at that date.


NOTE 4- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Liquidity

The Partnership's cash position including interest bearing deposits at September 30, 1995, was $37,982. This compares to its cash position of $522,415 at December 31, 1994. At September
30, 1994, the Partnership's cash position was $51,844.

The decrease in cash from December 31, 1994, to September 30,
1995, was due to the following factors. Cash provided by operations was $117,345, payments for property improvements were $704,291 and cash flows from financing activities were $102,513.

The increase in cash flow from financing activities was due to the Partnership receiving an additional $200,000 from an unaffiliated partnership to fund the Gallery Motel improvements and to refinance the Villas Plaza and Corporate Park loans. This increases this loan from $500,000 as of December 31, 1994, to $650,000 as of June 30, 1995. The Partnership was also successful in refinancing the first mortgage loan on Villas Plaza and Corporate Office Park with an affiliated partnership. The Partnership has received an additional $50,000 on this loan as of September 30, 1995, making the loan balance on this mortgage $1,400,000 as of September 30, 1995. The increase in the mortgage loan balance from $1,350,000 to $1,400,000 will be used by the partnership to pay loan costs and for additional working capital. Partner distributions totalled $105,368 and the Partnership paid $45,920 in loan fees in order to extend the Gallery Motel, Edison Square, Corporate Park and Villas Plaza loans. The Partnership's total investment in properties for its portfolio at September 30, 1995 was $11,251,166. This compares to its total property investment at December 31, 1994, of $10,546,875. Other than as discussed herein, there are no known trends, demands, commitments, events or uncertainties that in management's opinion will result or are reasonably likely to result in the registrant's liquidity increasing or decreasing in any material way.

Capital Resources

The Partnership has extended the first mortgage loan on Corporate
Office Park and Villas Plaza Shopping Center for $1,400,000 at a rate of 12%. The loan matures December 31, 1997.

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

During the first nine months, the Partnership expended approximately $675,000 for the renovation phase at the Gallery
Motel. The Partnership anticipates completion of the renovation to occur in the fourth quarter of 1995.

As of September 30, 1995, the Partnership had outstanding debt of $6,409,743 compared to $5,503,249 at September 30, 1994. The
Partnership's outstanding debt as of December 31, 1994, was $6,155,942.

Results of Operations

The Partnership's net loss for the nine months ended September
30, 1995, was $19,411. This compares with net income of $126,733 for the same period a year ago.

The major variances from a year ago are due to an increase in rental revenue, and an increase in depreciation expense, amortization expense, interest expense and property expense.

For the nine month period ended September 30, 1995, and 1994, total revenue increased by $48,132. This increase was attributable to the following properties:

    The Gallery Motel decreased $20,933; Edison Square
    increased $49,535; Villas Plaza decreased $13,428;
    Corporate Park increased $32,958.  The Gallery Motel's
    revenue decreased mainly due to a decrease in number of
    room nights rented due to the motel renovations.  718
    less rooms were rented in the nine months of 1995 as compared to the first nine months of 1994. Average daily rate increased from $142.37 to $156.74 which mitigated the effect of the lost room night revenue.

Edison Square's revenue increased mainly due to increased occupancy. Villas Plaza's revenue decreased because of a decrease in occupancy. Corporate Park's revenue increased due to the center being 100% occupied during the first nine months of 1995. At September 30, 1995, Corporate Park was 100% occupied,
Villas Plaza was 74% occupied, and Edison Square was 93% occupied.

For the nine months ended September 30, 1995, depreciation expense has increased by $7,346. As of September 30, 1995, the Partnership has paid $704,291 for property improvements. These asset additions are primarily improvements at the Gallery Motel.

Property expenses increased $79,841 for the nine month period primarily because of higher expenses incurred at the Gallery
Motel for reservations, travel agent commissions and marketing.

For the nine months, interest expense has increased $93,261 mainly due to an increase in the Edison Square loan and the additional loan for the Gallery improvements.

The Partnership indebtedness increased by $1,603,801 from the time period September 30, 1994, to September 30, 1995. As of September 30, 1995, the Partnership had outstanding debt of $6,409,743 compared to $5,503,249 at September 30, 1994. The
Partnership's outstanding debt as of December 31, 1994, was $6,155,942. Other expenses increased $13,828 due to loan costs incurred for the Gallery Motel, Edison Square, Corporate Park and Villas Plaza loan extensions.

Property and equipment has increased from $10,414,221 at September 30, 1994, to $11,251,166 at September 30, 1995.
Property and equipment was $10,546,875 as of December 31, 1994.

The distribution for the nine month period totalled $105,368.
The Partnership did not make a distribution during the quarter ending September 30, 1995, due to renovations occurring at the Gallery and additional vacancies at Villas Plaza.

The Partnership's net loss for the three months ended September
30, 1995, was $85,207. This compares with net loss of $44,140 for the same period a year ago.

For the quarter ended September 30, 1995, and 1994, revenues increased $48,132. The increase in revenues was attributed to the following properties: Corporate Park increased $32,958, Edison Square increased $49,535, Villas Plaza decreased $13,428 and Gallery Motel decreased $20,933.

Corporate Park and Edison Square's revenue increase was due to higher occupancy and leases being extended at higher rates. Villas Plaza's revenue decreased due to lower occupancy and the Gallery Motel's revenue decreased due to renovations taking rooms out of service. At September 30, 1995, and 1994, Corporate Park was 100% and 100% occupied, Villas Plaza was 74% and 91% occupied and Edison Square was 93% and 90% occupied.

Property expenses have increased $11,450 from the previous three month period. This increase is due to increases at the Gallery Motel for salary expense, Travel Agent commissions and marketing. Edison Square's operating costs have increased due to an increase in rental space from the State of Florida, from 5,200 square feet to 14,000 square feet.

Interest expense has increased $27,742 from the previous three month period due to the increase in the amount borrowed.

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

              None

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



                             FLORIDA INCOME FUND, L.P.
                             MARINER CAPITAL MANAGEMENT, INC.
                             MANAGING GENERAL PARTNER
                             (Registrant)





              11/6/95        Lawrence A. Raimondi
                             President and Director, and CEO
                             Mariner Capital Management, Inc.
                             (Principal Executive Officer)
                             (SIGNATURE)





              11/6/95        Michael J. Scullion
                             Secretary/Treasurer
                             Mariner Capital Management, Inc.
                             (Principal Financial and
                              Accounting Officer)
                             (SIGNATURE)