Form 10-K405
period 1995-12-31
FLORIDA INCOME FUND LP
filed 1996-04-01
CIK 737829

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR FISCAL YEAR ENDED DECEMBER 31, 1995

Commission File Number:

     2-88845-A

Exact name of Registrant as specified in its charter:

     Florida Income Fund, L.P.

State or other Jurisdiction of incorporation or organization:

     Iowa

I.R.S. Employer Identification Number:

     59-2337910

Address of Principal Executive Offices:

     12800 University Drive, Ste 675
     Fort Myers, FL 33907

Registrant's Telephone Number, including Area Code:

     (941) 481-2011

Securities registered pursuant to Section 12(b) of the Act:

     None

Securities registered pursuant to Section 12(g) of the Act:

     None

The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days.

                            FLORIDA INCOME FUND, L.P.
                                FORM 10-K - 1995
                       CONTENTS AND CROSS REFERENCE INDEX

PART     ITEM                                                          FORM 10-K
 NO.      NO.                    DESCRIPTION                            PAGE NO.
- ----     ----                    -----------                           ---------

I        1       Business                                                      3

         2       Properties                                                3 - 7

         3       Legal Proceedings                                             7

         4       Submission of Matters to a Vote of
                 Security Holders                                              7

II       5       Market for Registrant's Partnership
                 Equity and Related Partner Matters                            8

         6       Selected Financial Data                                       8

         7       Management's Discussion and Analysis of
                 Financial Condition and Results of Operations            9 - 11

         8       Financial Statements and Supplementary Data             12 - 28

         9       Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure                       29


III      10      Directors and Executive Officers of
                 the Registrant                                          29 - 31

         11      Executive Compensation                                  32 - 33

         12      Security Ownership of Certain Beneficial
                 Owners and Management                                        33

         13      Certain Relationships and Related Party
                 Transactions                                                 33

IV       14      Exhibits, Financial Statement Schedules
                 and Reports on Form 8-K                                      34

                 Signatures                                                   35

                                     PART I

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF BUSINESS - Florida Income Fund, L.P., (the Partnership) is an Iowa Limited Partnership formed as of March 1984, for the purpose of investing in a diversified portfolio of income-producing commercial and residential real estate properties primarily located in Southwest Florida. The Partnership's primary objectives are to preserve and protect the Partnership's original capital, provide distributable cash, a portion of which may constitute nontaxable income, obtain capital appreciation through increases in value of Partnership properties, and realize capital gains from the sale of Partnership properties.

There can be no assurance that these objectives will be achieved. The achievement of these objectives depends on many factors, including principally the ability of the Managing General Partner to select suitable properties (completed) at favorable prices and the successful management of those properties. The General Partners of the Partnership are Mariner Capital Management, Inc., a Florida corporation (Managing General Partner or Mariner) and MCD Real Estate, Inc., an Ohio corporation. The primary market is Southwest Florida. The partnership invested in several properties in order to achieve a measure of diversification. The Partnership's original intent was to hold these properties as long-term investments. The Managing General Partner has chosen to invest primarily in Southwest Florida because of its experience in dealing in real estate in this area. Southwest Florida offers, in management's opinion, a competitive but growing market in which to meet its performance objectives.

On March 28, 1984, a registration statement on Form S-18 for an offering of 5,000 units of limited partnership interest at $1,000 per unit became effective with the United States Securities and Exchange Commission (File No. 2-88845-A). McDonald and Company Securities, Inc., an affiliate of MCD Real Estate, Inc., one of the General Partner's, acted as the Managing Dealer for the offering, which ended July 8, 1984, when all units were sold.

The Partnership itself has no executive officers as employees. The Managing General Partner, which has responsibility for the management of the Partnership, has assigned certain individuals to devote as much time to the operations of the Partnership as deemed necessary. All these individuals serve the Partnership on a part-time basis. The Managing General Partner is also a General Partner in several other public and private limited partnerships engaged in similar activities.

ITEM 2. PROPERTIES

The Partnership has acquired four properties which it continues to hold and operate. These four properties are: (1) Edison Square Shopping Center, acquired on October 19, 1984; (2) Corporate Office Park, acquired April 15, 1985; (3) Gallery Motel, acquired June 27, 1985; (4) Villas Plaza Shopping Center acquired December 6, 1985.

A brief description of these properties and the terms of purchase by the Partnership is as follows:

                                  EDISON SQUARE

Edison Square is a strip shopping center located in Lee County, Florida, consisting of approximately 40,000 square feet of net leasable area situated on
3.45 acres of land. The building was completed in early 1984, and is of contemporary design with masonry construction and glass store fronts. Edison Square Shopping Center is located on Fowler Street, just east of Edison Mall - the area's largest regional shopping mall. The property also has access from Colonial Boulevard, which is a major artery from I-75 to Fort Myers. Fowler street is a major north/south artery.

The Partnership acquired the Edison Square property on October 19, 1984. The Partnership has capitalized the following costs associated with the purchase of Edison Square.

       Original Purchase Price                               $3,295,000
       Acquisition Fee                                          131,800
       Less:   Seller Adjustment for not
               meeting certain leasing requirements            (100,000)
                                                             ----------
       Total Capitalized costs of Acquisition                $3,326,800
                                                             ----------

The terms of the purchase were $997,000 cash. A first mortgage of $1,645,000 was also placed on the property subsequent to closing. The remaining purchase price was financed by a second mortgage from the seller in the amount of $553,000 at 11% which has subsequently been paid off.

The Partnership refinanced this loan as of September 8, 1994. The terms of this mortgage are as follows:

         The principal amount borrowed was $1,725,000. The interest rate is fixed at 10.6% and the loan balloons on October 1, 2001. This loan is being amortized over 22 years and has a principal and interest payment amount of $16,894.90. The loan is non recourse and Edison Square Shopping Center is the collateral. The Partnership's debt increased from $1,426,000 to $1,725,000. These excess proceeds were used to pay for capital improvements and for loan refinance costs.

         The loan can not be prepaid in the first year but may be prepaid after the second year with a prepayment amount either the greater of (a) 1% of the principal balance of the note being prepaid or (b) the ratio of the principal balance of the note being prepaid over the outstanding principal balance of the note on the prepayment date multiplied by the present value as of the prepayment date of the remaining scheduled payments determined by discounting such payments at the discount rate less the amount of the outstanding principal balance of the note on the prepayment date. Borrower is also obligated to escrow funds for insurance, taxes and a replacement reserve.

When purchased, the property was 62.5% occupied. At December 31, 1995 and 1994 the property was 97% and 90% occupied.

                                 CORPORATE PARK

The Partnership acquired Corporate Park on April 15, 1985. The property is an office complex consisting of approximately 12,800 square feet situated on 1.13 acres of land. Corporate Park is located on Evans Avenue in Fort Myers, Lee County, Florida. The property is a few blocks from the Metro Park Outlet Mall and the Edison Mall. It is also enhanced by its excellent access to Colonial Boulevard - a main thoroughfare to I-75.

The Partnership has capitalized the following costs associated with the acquisition of Corporate Park:

       Original Purchase Price                               $1,000,000
       Acquisition Fee                                           20,000
       Brokerage Commission                                      30,000
       Appraisal                                                  2,000
                                                             ----------
       Total Capitalized Cost                                $1,052,000
                                                             ----------

The property was purchased for cash and then subsequently financed with a $620,000 mortgage which has since been paid off with borrowings from an affiliated partnership.

At December 31, 1995 and 1994, Corporate Park was 100% occupied.

Corporate Office Park and Villas Plaza Shopping Center are secured by a first mortgage to an affiliated partnership in the amount of $1,400,000. The interest rate is 12%. This loan matures on December 31, 1997.

                         GALLERY MOTEL (NOW SEASIDE INN)

The Partnership's third acquisition was purchased on June 27, 1985. The property is a motel consisting of 7 buildings, which house 32 rental units including 10 motel, 4 efficiency and 8 one-bedroom cottages situated on 1.88 acres of land. The property also includes a pool, 200 feet of direct frontage on the Gulf of Mexico and office facilities. The buildings are approximately 25 years old and were renovated in 1995. They consist of concrete block and wood veneer construction for some buildings and wood construction for others. All units are elevated to prevent flooding. The Gallery Motel is located on East Gulf Drive on Sanibel Island, Florida, directly on the Gulf of Mexico, near the east end of the Island. Sanibel is located in Lee County, just off Florida's West Coast.

The Partnership has capitalized the following costs associated with the acquisition of Gallery Motel:

       Original Purchase Price                               $2,150,000
       Acquisition Fee                                          100,000
       Less:   Imputed discount on
               mortgage loan                                   (134,000)
                                                             ----------
       Total Capitalized Cost                                $2,116,000
                                                             ----------

Terms of the purchase provided for a cash down payment of $1,000,000 and a seller mortgage at 11.7% interest rate in the amount of $1,150,000 (which was discounted to $1,016,000). The purchase terms were negotiated with no interest or principal payments due for the first year. This mortgage was refinanced with a local financial institution in December, 1986 at prime plus one percent.

On February 1, 1990, the Partnership consolidated other debts by increasing its loans on the Gallery Motel with a local financial institution. The loan balance at December 31st is $2,545,747. The maturity date has now been extended to November 1, 1996 with an interest rate of Prime plus 1-1/2%; monthly principal payments of $3,400 commencing July 1, 1995 until maturity, at which time balance is due in full.

Proceeds from the above mentioned loan were used to pay off $950,000 ($790,000 and $160,000) of notes payable to affiliates, $250,000 of un-collateralized line of credit and $1,433,768 of mortgages payable to banks. The remainder was used for capital improvements.

A total renovation of the property was completed in 1995 and it was renamed Seaside Inn. The Partnership has also obtained a $650,000 loan from an unaffiliated lender in order to complete renovations. This loan is interest only at a rate of 12% and is paid quarterly. The loan balloons October 1997. As of December 31, 1995, $650,000 of the loan had been drawn. The total cost of the renovations was approximately $985,000. The excess costs were invested by the management company and are non-refundable unless the management company purchases the property at which time that sum will be credited to the purchase price.

The management company, South Seas Resorts Company (SSRC), an affiliate of the general partner has signed an option agreement to acquire the property on or before January 1997, at a price of $6,485,000. This price assumes renovations of $335,000 of which $330,000 has been funded to date. Since the transaction is between affiliated companies, the general partner must seek approval from the limited partners of (1) the option terms and (2) an amendment of the partnership agreement to permit the sale to an affiliate. That approval will be solicited some time before May 1996. Once approved the transaction will still represent an option, however SSRC will have $435,000 at risk and non-refundable including the $335,000 invested in renovations to the property.

                                  VILLAS PLAZA

The Partnership's final property acquisition was made on December 6, 1985. The property is a shopping center consisting of approximately 36,000 square feet situated on 3.51 acres of land, located in Lee County, Florida. There are three buildings with ages ranging from 15 to 30 years. The buildings consist of masonry construction with wood trim. Villas Plaza is located directly on U.S. 41 and Crystal Drive in Fort Myers, Florida.

The Partnership has capitalized the following costs associated with the acquisition of Villas Plaza:

       Original Purchase Price                               $1,750,000
       Acquisition Fee                                           52,000
       Commissions and Appraisal Fees                             4,000
                                                             ----------
       Total Capitalized Cost                                $1,806,000
                                                             ----------

Terms of purchase provided for assumption of a first mortgage of $586,000, a second mortgage from the seller for $328,000, with the balance paid in cash. The second mortgage was paid off and refinanced with a 10% interest only mortgage obtained from an affiliated partnership. The second mortgage matured in January 1990. In February 1990, $160,000 of this second mortgage was paid off from proceeds of the Gallery Motel refinancing (See Page 6). On December 31, 1992, the Partnership borrowed $500,000 of additional cash from an affiliated partnership and satisfied the $150,000 second mortgage on Edison square. This resulted in a new loan of $1,350,000 secured by Villas Plaza and Corporate Office Park, with a 12% interest rate and matures December 31, 1994. Proceeds from this refinance were used to pay off the original first mortgage in January 1993, the $150,000 line of credit, the 1% point associated with the refinance and the remainder will be used for capital improvements to the properties. The Partnership has obtained a new loan in the amount of $1,400,000 to be used to pay this loan in full and cover loan costs. See prior discussion under "Corporate Park".

At December 31, 1995 and 1994, the property was 70% and 86% occupied.

ITEM 3. LEGAL PROCEEDINGS

The Partnership is not a party to nor is any of the Partnership property the subject of any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None except for item discussed above under "Gallery Motel" to be submitted by May 1996.

                                     PART II

ITEM 5. MARKET FOR REGISTRANTS'S PARTNERS' EQUITY AND RELATED PARTNER MATTERS

The Partnership units are not traded on any public market and it is not contemplated these units will be traded on any public market in the future. As of December 31, 1995, there were 456 Limited Partners.

The Partnership paid quarterly cash distributions totaling $105,368, $237,078, $421,483 during 1995, 1994 and 1993 respectively. The Partnership intends to use operating cash produced by the Partnership for capital improvements in 1995 and to distribute any excess cash to the Partners.

ITEM 6. SELECTED FINANCIAL DATA

                                                                 YEARS ENDED DECEMBER 31,
                                              --------------------------------------------------------------
                                                1995          1994         1993         1992         1991
                                              ---------    ----------   ----------   ----------   ----------
Operating revenues (including
interest income of $55 for 1995,
$37 for 1994, $1,151 for 1993,
$1,579 for 1992 and $3,520 for 1991           2,210,238    $2,079,030   $2,133,634   $2,149,907   $2,266,344

Net income (loss)                               (77,025)   $   68,009   $  196,756   $  296,991   $  302,539

Net income (loss) per weighted
average Limited Partnership unit                 (14.62)   $    12.91   $    37.35   $    56.37   $    57.42

Total assets                                  8,461,619    $8,335,671   $7,695,432   $8,185,649   $8,055,435

Mortgages and notes payable                   6,299,697    $6,155,942   $5,503,249   $5,766,412   $5,430,867

Distributions to Limited Partners               100,100    $  225,225   $  400,409   $  558,080   $  538,038

Distributions per Limited
Partnership unit                                  20.00    $    45.00   $    80.00   $   111.50   $   107.50

Partners' equity                              1,583,975    $1,766,368   $1,935,437   $2,160,164   $2,450,624

Book value per Limited
Partnership unit                                 334.92    $   369.54   $   401.63   $   444.29   $   499.42

Also, refer to Item #8 and the audited Financial Statements referred to herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY - The principal sources of the Partnership's liquidity are income from commercial real estate purchased for the Partnership's portfolio (as described in Results from Operations), and cash reserves.

The Partnership has two loans that it extended in 1995. Corporate Park and Villas Plaza Shopping Center are collateralized by a $1,350,000 first mortgage from an affiliated partnership of $1,350,000. The interest rate is 12%. This loan was refinanced in the amount of $1,400,000 at an interest rate of 12% and extended to December 31, 1997, with no prepayment penalty. The loan is interest only with interest paid quarterly.

The maturity date of the Gallery Motel loan in the amount of $2,545,747 has been extended until November 1, 1996, by a local financial institution. See discussion to sell property under Item 2.

The Managing General Partner has prepared sales packages on all of the properties and has offered all of the properties for sale. The properties are offered for sale above their current carrying value. A sale of all or some of the properties would increase cash to the Partnership. however, cash flow from operations would decrease due to the property sale. The Partnership properties are not considered to be institutional grade due to their smaller size and lack of sufficient credit tenants; therefore those properties do not have a broad range of potential purchasers. The purchasers of these property types tend to be smaller, with less access to the capital markets for funding. There has been some improvement in this area over the past year and management is hopeful that it can take advantage of that fact in finding qualified buyers but can make no predictions at this time.

The Partnership has obtained a $650,000 loan from an unaffiliated lender in order to renovate the Gallery Motel. This is an interest only loan with a rate of 12% paid quarterly. Management believes that these renovations will increase the value of the Gallery Motel through an increase in rate and occupancy.

Management is projecting partner distributions in 1996 to be higher than in 1995 due to the Gallery Motel being operated for twelve months in 1996. A sale of all or some of he properties would increase cash to the partnership, however, cash flow from operations would decline due to any property sales.

Other factors that could affect liquidity are unexpected vacancies, unanticipated capital improvements and the strength of the Florida tourist industry. Other than as discussed above, Management is not aware of any trends or demands, commitments events or uncertainties that will result, or that are reasonably likely to result, in the Partnership's liquidity increasing or decreasing in any material way.

CAPITAL RESOURCES - As of December 31, 1995, the Partnership had $72,979 in cash and other interest-bearing deposits.

In connection with debt refinancing in 1995, see Section 7 under Liquidity.

Land and buildings (net of accumulated depreciation of $3,088,938) were carried at $8,187,168. Improvements to rental properties totalled $924,991 in 1995. The improvements were paid for by increasing the loan on Gallery Motel.

Management does not anticipate significant capital improvement expenditures in 1996. Factors influencing this would be unexpected vacancies, unanticipated capital improvements and general property conditions.

RESULTS OF OPERATIONS

COMPARISON OF THE FISCAL YEARS ENDED DECEMBER 31, 1995 AND 1994

During the years ended December 31, 1995 & 1994, the Partnership's principal sources of revenue were rental income of $2,041,407 and $1,913,524 and expense reimbursements from tenants of $168,776 and $165,469, respectively. The increase in rental revenues was attributed to the following properties: Corporate Park increased $35,823, Edison Square increased $49,826, Villas Plaza decreased $7,287 and Gallery Motel increased $49,521. Corporate Park experienced a vacancy for part of 1994 and was 100% occupied during the entire year of 1995. Revenue increases at Edison Square and Corporate Park were due to higher occupancy and increased rental rates from cost of living increases. The room revenue increase at the Gallery Motel was due to higher occupancy and average daily rate in 1995 as compared to 1994. The average daily room rate increased 10.0% from $134.97 to $148.62. This rate increase was offset by 427 less room nights being rented in 1995 due to the motel being renovated.

Property operating expenses have increased from $920,310 to $1,048,958 primarily due to increases in operating costs at the Gallery Motel.

Depreciation expense increased from $311,631 to $324,214 due to additional assets being put into service in 1995. Interest expense increased $99,280 due to higher interest rate and a higher mortgage balance on the Edison Square loan and the interest associated with the $650,000 loan for the Gallery renovations.

COMPARISON OF THE FISCAL YEARS ENDED DECEMBER 31, 1994 AND 1993

During the years ended December 31, 1994 and 1993, the Partnership's principal sources of revenue were rental income of $1,913,524 and $1,960,705 and expense reimbursements from tenants of $165,469 and $171,778, respectively. The decrease in rental revenues was attributed to the following properties: Corporate Park decreased $29,218, Edison Square increased $26,834, Villas Plaza increased $9,591 and Gallery Motel decreased $54,388. Corporate Park experienced a vacancy for part of 1994 and was 100% occupied during the entire year of 1993. Revenue increases at Edison Square and Villas Plaza were due to higher occupancy and increased rental rates from cost of living increases. The room revenue decrease at the Gallery Motel was due to lower occupancy in 1994 as compared to 1993. Although the average daily room rate increased 5.3% from $128.12 to $135.63, overall gross revenue declined because occupancy declined from 78.6% in 1993 to 71.3% in 1994 or a total of 848 room nights.

Property operating expenses have increased from $901,143 to $920,310 primarily due to increases in insurance costs. In the past two years, the Gallery Motel has settled several claims relating to Workman's Compensation and General Liability claims. These claims plus a general increase in insurance premiums in the insurance market have contributed to the rise in insurance costs.

Depreciation expense increased from $293,177 to $311,631 due to additional assets being put into service in 1994. Interest expense increased $30,602 due to higher interest rate and a higher mortgage balance on the Edison Square loan and the interest associated with the $650,000 loan for the Gallery renovations. ($500,000 drawn in 1994.)

COMPARISON OF THE FISCAL YEARS ENDED DECEMBER 31, 1993 AND 1992

During the years ended December 31, 1993 and 1992 the Partnership's principal sources of revenue were rental income of $1,960,705 and $1,977,940 and expense reimbursements from tenants of $171,778 and $170,388, respectively. The decrease in rental revenues, together with an increase in property operating expenses, carrying costs on debt and property taxes, resulted in a decrease in net income of $100,235. Depreciation expense decreased due to assets being fully depreciated.

INFLATION - At the present time, inflation and changing prices have not had a significant impact on operations, however the impact on future operations is not currently determinable.

CHANGING RETAIL CONDITIONS - The Florida retail market has changed significantly over the past few years with the trend toward super stores among the giant retailers. Management expects this trend to continue into the next decade. Among the retailers opening super stores are the following:

           Walmart                       Builders Square
           K-Mart                        Circuit City
           Target                        Sam's Wholesale
           Home Depot

These super stores offer most of the products that are offered by the small retailers. They are able to do so at highly competitive prices which has driven many of the smaller retailers out of business or forced them to seek rent relief in order to stay in business.

This trend has had a negative effect on both occupancies and rental rates at properties such as those held by the Fund. Management has had to compete with other properties for dwindling supply of small retailers. Management expects this trend to continue.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of Independent Accountants dated February 19, 1996, the Balance Sheets of the Partnership as of December 31, 1995 and 1994 and the Statements of Income, Partner's Capital and Cash Flows of the Partnership for each of the three years in the period ended December 31, 1995, as well as the Notes to Financial Statements and Schedule III and the Report of Independent Accountants there on, dated February 19, 1996, are set forth herein:

REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners
Florida Income Fund, L.P.

We have audited the accompanying balance sheets of Florida Income Fund, L.P. as of December 31, 1995 and 1994, and the related statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Florida Income Fund, L.P. as of December 31, 1995, and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.




                                                COOPERS & LYBRAND L.L.P.


Fort Myers, Florida
February 19, 1996

FLORIDA INCOME FUND, L.P.
BALANCE SHEETS
December 31, 1995 and 1994

              ASSETS                                                         1995                1994
                                                                         ------------------- -------------------
CURRENT ASSETS
   Cash and cash equivalents                                              $   72,979          $  522,415
   Accounts receivable, trade                                                 21,993              39,114
   Prepaid expenses and other                                                 60,457              50,240
                                                                         ------------------- -------------------
     Total current assets                                                    155,429             611,769
                                                                         ------------------- -------------------

RENTAL PROPERTIES, net                                                     8,187,168           7,631,508
                                                                        ------------------- -------------------

INTANGIBLE ASSETS
   Deferred loan costs, net                                                  119,022              92,394
                                                                        ------------------- -------------------
      Total assets
                                                                         $ 8,461,619          $8,335,671
                                                                        =================== ===================

  LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
   Current maturities of notes and mortgages payable                     $ 2,573,342          $2,601,993
   Current maturities of notes payable to affiliates                               0           1,350,000
   Accounts payable                                                           52,122             145,417
   Accrued expenses                                                           67,899             170,877
   Customer and security deposits                                            128,605              97,067
   Deposit on sale of rental property                                        329,323                   0
                                                                       ------------------- -------------------
      Total current liabilities                                            3,151,291           4,365,354
                                                                       ------------------- -------------------

NOTES AND MORTGAGES PAYABLE
   Notes and mortgages payable, less current maturities                    2,326,353           2,203,949
   Notes and mortgages payable to affiliates, less current maturities      1,400,000                   0
                                                                      ------------------- -------------------
      Total notes and mortgages payable                                    3,726,353           2,203,949
                                                                      ------------------- -------------------

PARTNERS' CAPITAL
   General partners deficiency                                               (92,291)            (83,172)
   Limited partners, 5,005 limited partnership units authorized;
        5,005 issued and outstanding                                       1,676,266           1,849,540
                                                                      ------------------- -------------------
      Total partners' capital                                              1,583,975           1,766,368
                                                                      ------------------- -------------------
      Total liabilities and partners' capital                            $ 8,461,619         $ 8,335,671
                                                                      =================== ===================

The accompanying notes are an integral part of these financial statements.

FLORIDA INCOME FUND, L.P.
STATEMENTS OF INCOME
years ended December 31, 1995, 1994 and 1993



                                                                          1995             1994               1993
                                                                  ----------------  ----------------  -----------------
Revenues
   Rental income                                                     $ 2,041,407       $ 1,913,524        $ 1,960,705
   Tenant reimbursements                                                 168,776           165,469            171,778
   Interest income                                                            55                37              1,151
                                                                  ----------------  ----------------  -----------------

                                                                       2,210,238         2,079,030          2,133,634
                                                                 ----------------  ----------------  -----------------

Expenses
   Property operating expenses                                         1,048,958           920,310            901,143
   Interest expense                                                      558,958           451,376            430,801
   Interest expense - affiliates                                         163,725           172,027            162,000
   Depreciation                                                          324,214           311,631            293,177
   Property taxes                                                        146,292           150,487            149,757
   Bad debt expense                                                            0             5,190                  0
   Loss on disposal                                                       45,116                 0                  0
                                                                 ----------------  ----------------  -----------------

                                                                       2,287,263         2,011,021          1,936,878
                                                                 ----------------  ----------------  -----------------

      Net income (loss)                                             $    (77,025)     $     68,009        $   196,756
                                                                 ================  ================  =================

Net income (loss) allocated to general partner                      $     (3,851)     $      3,400        $     9,838
                                                                 ================  ================  ================

Net income (loss) allocated to limited partners                     $    (73,174)     $     64,609        $   186,918
                                                                 ================  ================  =================

Net income (loss) per limited partner unit                          $     (14.62)     $      12.91        $     37.35
                                                                 ================  ================  =================

Distributions per limited partner unit                              $      20.00      $      45.00        $     80.00
                                                                 ================  ================  ================
Weighted average limited partner units outstanding                         5,005             5,005              5,005
                                                                 ================  ================  ================

The accompanying notes are an integral part of these financial statements.

FLORIDA INCOME FUND, L.P.
STATEMENTS OF PARTNERS' CAPITAL
years ended December 31, 1995, 1994, and 1993




                                                                      GENERAL           LIMITED
                                                                      PARTNERS          PARTNERS          TOTAL
                                                                   ---------------   ----------------  ----------------
Balances, January 1, 1993                                           $     (63,483)    $    2,223,647    $     2,160,164

   Net income                                                               9,838            186,918            196,756

   Distributions                                                          (21,074)          (400,409)          (421,483)
                                                                   ----------------  ----------------  ----------------
Balances, December 31, 1993                                               (74,719)         2,010,156          1,935,437

    Net income                                                              3,400             64,609             68,009

   Distributions                                                          (11,853)          (225,225)          (237,078)
                                                                   ----------------  ----------------  ----------------
Balances, December 31, 1994                                               (83,172)         1,849,540          1,766,368

   Net loss                                                                (3,851)           (73,174)           (77,025)

   Distributions                                                           (5,268)          (100,100)          (105,368)
                                                                   ----------------  ----------------  ----------------
Balances, December 31, 1995                                        $      (92,291)   $     1,676,266   $      1,583,975
                                                                   ================  ================  ================
RM80

The accompanying notes are an integral part of these financial statements.

FLORIDA INCOME FUND, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
years ended December 31, 1995, 1994 and 1993

                                                                        1995              1994              1993
                                                                   ----------------  ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                               $       (77,025)  $        68,009   $       196,756
   Adjustments to reconcile net income (loss) to net cash
        provided by operating activities
      Depreciation                                                         324,211           311,631           293,177
      Amortization of loan costs                                            30,690            13,872            38,906
      Loss on disposal of rental property improvements                      45,116                 0                 0
      (Increase) decrease in:
        Accounts receivable                                                 17,121            (3,609)           (8,479)
        Prepaid expenses and other                                         (10,217)          (14,133)           (2,626)
      Increase (decrease) in:
        Accounts payable and accrued expenses                             (196,273)           90,213            (4,269)
        Customer and security deposits                                      31,538            13,850             1,942
                                                                   ----------------  ----------------  ----------------
           Net cash provided by operating activities                       165,161           479,833           515,407
                                                                   ----------------  ----------------  ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Improvements to rental properties                                      (924,987)         (346,224)         (149,963)
   Rental property sale deposit                                            329,323                 0                 0
                                                                   ----------------  ----------------  ----------------
           Net cash used in investing activities                          (595,664)         (346,224)         (149,963)
                                                                   ----------------  ----------------  ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under line-of-credit agreement                                     0                 0           619,000
   Repayments under line-of-credit agreement                                     0          (111,000)         (508,000)
   Proceeds of borrowings from unaffiliated companies                      150,000         2,225,000            14,079
   Proceeds of borrowings from affiliates                                1,400,000                 0                 0
   Repayments of borrowings to unaffiliated companies                      (56,247)       (1,461,307)         (388,242)
   Repayment of borrowings to affiliate                                 (1,350,000)                0                 0
   Loan origination fees paid                                              (57,318)          (96,749)          (29,324)
   Partner distributions paid                                             (105,368)         (237,078)         (421,483)
                                                                   ----------------  ----------------  ----------------
           Net cash provided by (used in)
                financing activities                                       (18,933)          318,866          (713,970)
                                                                   ----------------  ----------------  ----------------
Net increase (decrease) in cash and cash equivalents                      (449,436)          798,699          (348,526)

Cash and cash equivalents at beginning of year                             868,639            69,940           418,466
                                                                   ----------------  ----------------  ----------------
Cash and cash equivalents at end of year                           $       419,203   $       868,639   $        69,940
                                                                   ================  ================  ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
      Interest on borrowings--affilates                            $       206,863   $       131,194   $       162,000
      Interest on borrowings--other                                        556,653           451,376           393,839
                                                                   ----------------  ----------------  ----------------
                                                                   $       763,516   $       582,570   $       555,839
                                                                   ================  ================  ================


The accompanying notes are an integral part of these financial statements.

FLORIDA INCOME FUND, L.P.
NOTES TO FINANCIAL STATEMENTS


1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       ORGANIZATION

          Florida Income Fund, L.P. (the Partnership) was formed on November 7, 1983, by the filing of a Certificate and Agreement of Limited Partnership (Partnership Agreement) under the laws of the State of Iowa. The General Partners, MCD Real Estate, Inc. (MCD) and Mariner Capital Management, Inc. (MCM), also the Managing General Partner, contributed $10,000 and the Initial Limited Partner contributed $5,000 in the initial capitalization of the Partnership. The Partnership was formed for the purpose of investing in a diversified portfolio of income-producing commercial and residential real estate properties located in Florida. The Partnership owns Edison Square and Villas Plaza (two retail shopping centers), Corporate Park (an office complex) and the Gallery Motel.

       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          A summary of the significant accounting policies of the Partnership follows:

          RENTAL INCOME: The Partnership leases space in its retail centers. These leases range from one to fifteen years and include provisions for minimum rent increases at stated amounts or the Consumer Price Index.

          ALLOCATION OF NET INCOME (LOSS): In accordance with the Partnership Agreement, net income (loss), prior to recoupment of the partners' original capital investment, is allocated five percent (5%) to the general partners and ninety-five percent (95%) to the limited partners as a class. Subsequent to recoupment, income (loss) is allocated twenty percent (20%) to the general partners and eighty percent (80%) to the limited partners as a class.

          RENTAL PROPERTIES: In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121). The Statement requires that long-lived assets and certain identifiable intangibles to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. In assessing recoverability, estimates of future cash flows expected to result from the use of the asset and its eventual disposition should be used. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss should be recognized based on the value of the asset. SFAS 121 is effective for financial statements for fiscal years beginning after December 15, 1995 with earlier application encouraged. Management has reviewed its property holdings and believes no impairment exists at December 31, 1995.

       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

          RENTAL PROPERTIES, CONTINUED

          Depreciation is computed principally under the straight-line method over the estimated useful lives of the assets. Repairs and maintenance are included in operating expenses and major improvements are capitalized.

          Upon the sale or retirement of depreciable assets, the cost and related accumulated depreciation are removed from the accounts and the difference between the carrying value and any proceeds realized on sale is included in the determination of net income.

          TENANT REIMBURSEMENTS: Common area maintenance, property tax and utilities expenses for the rental properties are reimbursed to the fund through tenant assessments. These costs are included in property operating expenses and property tax expense.

          DEFERRED LOAN COSTS: Loan costs incurred from financing and refinancing the various property acquisitions have been capitalized at cost and are being amortized over the lives of the related loans. Amortization of loan costs is included with interest expense in the income statement.

          INCOME TAXES: The accompanying financial statements do not show a provision or liability for Federal or State income taxes because the partners are taxed individually on their share of Partnership earnings.

          PER UNIT INCOME: Per unit income is based on the weighted average number of units outstanding for the years ended December 31, 1995, 1994 and 1993.

          CASH EQUIVALENTS: For purposes of the statement of cash flows, the Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

          FAIR VALUE OF FINANCIAL INSTRUMENTS: Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires that the Partnership disclose estimated fair values of financial instruments. The recorded value for cash and cash equivalents approximates fair value because of the short maturity of these instruments. The fair value of the Partnership's short and long-term notes and mortgages payable at December 31, 1995, based upon market rates, approximates the amounts disclosed in Footnote 4.

       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

          MANAGEMENT'S USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.



2.     RENTAL PROPERTIES:

       Rental properties consisted of the following at December 31:

                                                                                           1995              1994
                                                                                     ----------------  ----------------
        Land                                                                         $     2,429,433   $     2,429,433
        Buildings and improvements                                                         8,846,673         8,117,442
                                                                                     ----------------  ----------------
                                                                                          11,276,106        10,546,875
        Accumulated depreciation                                                          (3,088,938)       (2,915,367)
                                                                                     ----------------  ----------------

                                                                                     $     8,187,168   $     7,631,508
                                                                                     ================  ================


       Depreciation expense was $324,214, $311,631 and $293,177 for 1995, 1994 and 1993, respectively.

       On June 1, 1995, management of the Partnership entered into an option agreement with an affiliate to sell the Gallery Motel. The agreement is subject to approval by the limited partners. The option is exercisable on or before January 1, 1997 at $6,485,000. At December 31, 1995, the Partnership has received $329,323 under the option agreement. The carrying value of the motel was $2,718,152 at December 31, 1995.

       The leases at Edison Square, Villas Plaza and Corporate Park are noncancelable leases. Based on the terms of the leases in existence at December 31, 1995, future minimum annual rentals from these leases over the next five years, and in the aggregate, will be approximately as follows:

              1996                                $       754,900
              1997                                        584,317
              1998                                        350,525
              1999                                        153,755
              2000                                         25,380
              Thereafter                                        0
                                                  ----------------
                                                  $     1,868,877
                                                  ================


3.     DEFERRED LOAN COSTS:

       Deferred loan costs at December 31 are as follows:

                                                                                           1995              1994
                                                                                     ----------------  ----------------
        Loan costs                                                                   $       147,597   $        95,979
        Accumulated amortization                                                             (28,575)           (3,585)
                                                                                     ----------------  ----------------

                                                                                     $       119,022   $        92,394
                                                                                     ================  ================

       Additions to deferred loan costs relate to modifications of note terms and other refinancing transactions during the years ended December 31, 1995 and 1994. Certain loan costs became fully amortized during the years ended December 31, 1995 and 1994 and, therefore, were written off. Amortization expense was $30,690, $13,872 and $38,906 for 1995, 1994 and 1993, respectively.

4.     NOTES AND MORTGAGES PAYABLE:

       Notes and mortgages payable consisted of the following at December 31:

                                                                                           1995              1994
                                                                                     ----------------  ----------------
        Unaffiliated debt:
           Note and mortgage payable to banks:
              Mortgage payable with monthly payments of $3,400 plus
                interest at prime plus 1.5%, balloon payment of
                approximately $2,508,000 due November 1996,
                prime rate at December 31, 1995 was 8.5%                             $     2,545,747   $     2,577,022

              Installment loan payable with monthly payments of $334
                including interst at 6.5%, final payment due May 1997                          5,408             8,937
                                                                                     ----------------  ----------------
                   Total note and mortgage payable to banks                                2,551,155         2,585,959
                                                                                     ----------------  ----------------
           Other mortgages payable:
              Mortgage payable with monthly payments of $16,895 includ-
                ing interest at 10.6%, final payment due October 2001                      1,698,540         1,719,983

              Mortgage payable with interest payable quarterly at 12%
                balloon payment of entire principal plus accrued interest
                due October 1997                                                             650,000           500,000
                                                                                     ----------------  ----------------
                   Total other mortgages payable                                           2,348,540         2,219,983
                                                                                     ----------------  ----------------

        Affiliated debt:
           Notes and mortgages payable to affiliates:
              Mortgage payable with interest payable quarterly at 12%,
                balloon payment of entire principal plus accrued interest
                due December 1997, collateralized by first mortgage                        1,400,000                 0

              Mortgage payable with interest payable quarterly at 12%,
                balloon payment of entire principal plus accrued interest
                due on demand, collateralized by first mortgage                                    0         1,350,000
                                                                                     ----------------  ----------------
                   Total affiliated debt                                                   1,400,000         1,350,000
                                                                                     ----------------  ----------------
                   Total notes and mortgages payable                                       6,299,695         6,155,942

           Less current maturities                                                        (2,573,342)       (3,951,993)
                                                                                     ----------------  ----------------
                   Total long-term debt less current maturities                      $     3,726,353   $     2,203,949
                                                                                     ================  ================

       Long-term portions of notes and mortgages payable are scheduled to mature approximately as follows:

              1996                        $     2,573,342
              1997                              2,078,123
              1998                                 29,428
              1999                                 32,704
              Thereafter                        1,586,098
                                         ----------------
                                          $     6,299,695
                                         ================

       All rental properties are pledged as collateral for mortgages payable, as are rents and receivables related to Corporate Park, Edison Square, and Villas Plaza.



5.     RELATED PARTY TRANSACTIONS:

       The Partnership participated in the following related party transactions:

       The General Partners and their affiliates are entitled to receive compensation for leasing and management fees in an amount not to exceed 6% of gross revenues produced by commercial Partnership properties. For the years ending December 31, 1995, 1994 and 1993, the General Partners and their affiliates received fees of $133,256, $124,535 and $128,096, respectively.

       The general partners and their affiliates are also entitled to reimbursement of costs (including amounts of any salaries paid to employees and officers of a general partner or its affiliates) directly attributable to the operation of the Partnership which could have been obtained from independent parties. Expenses amounting to $343,530, $304,072 and $160,787 were incurred during the years ended December 31, 1995, 1994 and 1993, respectively, of which the following amounts were included in accounts payable and accrued expenses:

                                                                         1995              1994               1993
                                                                  ----------------- -----------------  ----------------
        Amounts included in accounts payable                      $         10,562  $        106,114   $        25,511
                                                                  ================= =================  ================
        Amounts included in accrued expenses                      $              0  $         40,833   $        11,501
                                                                  ================= =================  ================

                                Page 23 of 35

REPORT OF INDEPENDENT ACCOUNTANTS


Our report on the financial statements of Florida Income Fund, L.P. is included on page 13 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 34 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                        COOPERS & LYBRAND L.L.P.




Fort Myers, Florida
February 19, 1996

                            FLORIDA INCOME FUND, L.P.
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER, 31, 1995

  COL. A              COL. B             COL. C                  COL. D                          COL. E

                                                            COST CAPITALIZED               GROSS AMT AT WHICH
                                      INITIAL COST            SUBSEQUENT TO                 CARRIED AT CLOSE
                                     TO PARTNERSHIP            ACQUISITION                       OF PERIOD
                                     --------------         ----------------               ------------------



                                               BLDGS. &                 CARRYING                 BLDGS &
DESCRIPTION      ENCUMBRANCES      LAND     IMPROVEMENTS  IMPROVEMENTS   COSTS       LAND      IMPROVEMENTS      TOTAL
- -----------      ------------      ----     ------------  ------------  --------     ----      ------------      -----
Edison Square
Shopping Center
Ft. Myers, FL      $1,698,541  $  665,360    $2,661,440    $  517,916     $-0-    $  665,360    $3,179,356    $ 3,844,716

Corporate Park
Office Complex
Ft. Myers, FL(a)   $  335,000  $  263,000    $  789,000    $  180,794     $-0-    $  263,000    $  969,794    $ 1,232,794

Gallery Motel
Sanibel, FL
(32 Unit Motel)    $3,201,156  $  814,918    $1,301,082    $1,415,906     $-0-    $  814,918    $2,716,988    $ 3,531,906

Villas Plaza
Shopping Center
Ft. Myers, FL(a)   $1,065,000  $  686,155    $1,119,845    $  860,690     $-0-    $  686,155    $1,980,535    $ 2,666,690
                   ----------  ----------    ----------    ----------     ----    ----------    ----------    -----------

TOTALS             $6,299,697  $2,429,433    $5,871,367    $2,975,306     $-0-    $2,429,433    $8,846,673    $11,276,106
                   ==========  ==========    ==========    ==========     ====    ==========    ==========    ===========

  COL. A              COL. F         COL. G       COL. H       COL. I





                                                            LIFE IN WHICH
                                                           DEPRECIATION IN
                                                            LATEST INCOME
                    ACCUMULATED     DATE OF        DATE     STATEMENT IS
DESCRIPTION         DEPRECIATION  CONSTRUCTION   ACQUIRED     COMPUTED
- -----------         ------------  ------------   --------  ---------------
Edison Square
Shopping Center
Ft. Myers, FL        $1,061,850       1984       10/19/84     40 years

Corporate Park
Office Complex
Ft. Myers, FL(a)     $  355,182       1984       04/15/85     40 years

Gallery Motel
Sanibel, FL
(32 Unit Motel)      $  813,754       1965       06/27/85     30 years

Villas Plaza
Shopping Center                       1963-
Ft. Myers, FL(a)     $  858,152       1978       12/06/85     30 years
                     ----------
TOTALS               $3,088,938
                     ==========

SEE ACCOMPANYING NOTES TO SCHEDULE III

(a) = $1,400,000

                           FLORIDA INCOME FUND, L. P.
                             NOTES TO SCHEDULE III
                                DECEMBER 31, 1995
                    REAL ESTATE AND ACCUMULATED DEPRECIATION

Balance as of 12/31/92                                             $10,007,266

    Additions During Period:

         Acquisitions through foreclosures        $       0
         Other Acquisitions                        (  9,131)
         Improvements, etc                          149,963
         Other                                            0        $   140,832
                                                  ---------        -----------
Balance as of 12/31/93                                             $10,148,098
                                                                   -----------
    Additions During Period:

         Acquisitions through foreclosures        $       0
         Other Acquisitions                               0
         Improvements, etc                          398,777        $   398,777
                                                  ---------        -----------
Balance as of 12/31/94                                             $10,546,875
                                                                   -----------
    Additions During Period:

         Acquisitions through foreclosures          924,991
         Other Acquisitions                               0
         Improvements, etc                                0        $   924,991
                                                  ---------        -----------
    Deletions during period:

         Improvements, etc                         (195,760)          (195,760)
                                                  ---------        -----------
Balance as of 12/31/95                                             $11,276,106
                                                                   ===========

                            FLORIDA INCOME FUND, L.P.
                             NOTES TO SCHEDULE III
                                DECEMBER 31, 1995
                    REAL ESTATE AND ACCUMULATED DEPRECIATION

Balance as of 12/31/92                                             $2,319,690

    Less:  Depreciation on Dispositions            (  9,131)

    Depreciation expense for 1993                 $ 293,177           284,046
                                                  ---------        ----------
Balance as of 12/31/93                                             $2,603,736

    Depreciation expense for 1994                 $ 311,631           311,631
                                                  ---------        ----------
Balance as of 12/31/94                                             $2,915,367

    Depreciation expense for 1995                 $ 324,214

                                                   (150,643)          173,571
                                                  ---------        ----------
Balance as of 12/31/95                                             $3,088,938
                                                                   ==========

                            FLORIDA INCOME FUND, L.P.
                             NOTES TO SCHEDULE III
                                DECEMBER 31, 1995
                    REAL ESTATE AND ACCUMULATED DEPRECIATION

(A) The aggregate cost of land and buildings is the same for Federal Income Tax purposes.

(B) See Note 1 to the Financial Statements for depreciation method.

(C) See Note 4 to the Financial Statements for further information on debt obligations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         (A) AND (B) IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

The Partnership, as an entity, does not have any directors or officers. The Managing General Partner is Mariner Capital Management, Inc. (located at 12800 University Dr., Ste. 675, Fort Myers, Florida 33907), a Florida corporation formed for the purpose of becoming the general partner in limited partnerships formed principally to invest in real estate. The Managing General Partner is a wholly owned subsidiary of The Mariner Group, Inc., an Ohio corporation (referred to herein as "Mariner Group"). The executive officers/directors of the Managing General Partner as of December 31, 1995, were as follows: Robert M. Taylor, Timothy R. Bogott, Lawrence A. Raimondi and Michael J. Scullion.

Each of the officers named above, except Michael J. Scullion, has served as an officer of the Mariner Capital Management, Inc., since its incorporation on July 11, 1983. Michael J. Scullion replaced Richard S. McKinlay as a
Secretary/Treasurer as of September 1, 1987.

MCD Real Estate, Inc. (located at 2100 Society Building, Cleveland, Ohio 44114) (referred to herein as "MCD") is a Co-General Partner. MCD is an Ohio corporation and a wholly owned subsidiary of McDonald & Company Securities, Inc., the Managing Dealer of the offering. McDonald & Company Securities, an Ohio corporation, is a wholly owned subsidiary of McDonald & Company Investments, Inc., a publicly-traded Delaware corporation listed on the New York Stock Exchange. MCD was formed in February of 1981 for the principal purpose of becoming the general partner of limited partnerships formed to provide equity financing for various real estate projects. The directors and officers of MCD as of December 31, 1994, were as follows: James C. Redinger, Thomas M. O'Donnell, Richard R. Cundiff, and Gordon A. Price.

         (C) IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES

         Not applicable

         (D) FAMILY RELATIONSHIP

         Not applicable

         (E) BUSINESS EXPERIENCE

     ROBERT M. TAYLOR: Age 54, is Chairman of the Board and a Director of the Managing General Partner. He founded Mariner Group in 1971 and served as its President until his election as Chairman and Chief Executive Officer of Mariner Group in 1979. He also serves as an officer or director of various other Affiliates of Mariner Group. Mr. Taylor is a Director of Acme-Cleveland Corporation, Cleveland, Ohio, a manufacturer of machine tools; Barnett Bank of Fort Myers, Fort Myers, Florida; MIL- COM Electronics Corporation, San Antonio, Texas; Florida Council of 100; the Fort Myers Chamber of Commerce, and Chairman of the Business Development Corporation of Southwest Florida, Fort Myers, Florida. Since 1971, Mr. Taylor has directed the completion of over 30 real estate developments in Lee County, Florida. Prior to 1971, Mr. Taylor was a management consultant employed by McKinsey & Company, Inc., Cleveland, Ohio.

     TIMOTHY R. BOGOTT: Age 49, is a Director and the former President of the Managing General Partner. He was involved in all aspects of the organization and management of Florida Income Fund, L.P., Florida Income Fund II and Florida Income Fund III until January 1994 when he became President of South Seas Resorts Company. He joined Mariner Group in 1976 and has held the positions of Project Manager and Director of Administration and Secretary/Treasurer. Prior to 1976, Mr. Bogott was employed as an Assistant Vice President of Palmetto Federal Savings and Loan Association, Fort Myers, Florida (1974-1976) and held various management positions with the First National Bank of Fort Myers (1970-1974). Mr. Bogott was elected Secretary/Treasurer of Mariner Group in 1979 and Vice President -Finance in 1983. Mr. Bogott is also President of Mariner Capital Investment Corporation and is an officer or director of various other Affiliates of Mariner Group.

     LAWRENCE RAIMONDI: Age 48, is President and Director of the Managing General Partner. He became President in January 1994 after serving as Executive Vice President in charge of property acquisitions and financing of partnership debt. He was involved in all property acquisitions for Florida Income Fund, L.P., Florida Income Fund II and Florida Income Fund
     III. He joined Mariner Group in 1981 and served as Director of Project Finance until joining the general partner. He was employed in the Real Estate Department of Mellon Bank from 1969 to 1981 in various capacities with his most recent position being a Commercial Mortgage Officer.

     MICHAEL SCULLION: Age 40, is the Secretary/Treasurer of the Managing General Partner. Mr. Scullion has been a Certified Public Accountant since 1981. He is a member of the American Institute of Certified Public Accounts (AICPA), and a member of the Florida Institute of Certified Public Accountants (FICPA). Mr. Scullion joined Mariner Group in 1983. Mr. Scullion was employed by Coopers & Lybrand, CPA's (1980-1983) prior to that time.

     JAMES C. REDINGER: Age 59. Mr. Redinger joined McDonald & Company (a partnership that transferred all of its assets to McDonald & Company Securities, Inc.) in March 1974, becoming a partner in 1977, working in the area of corporate underwriting and syndication of real estate and oil and gas ventures. He has had extensive experience in site selection, cost projections of both commercial and residential real estate projects and the syndication of such projects through limited partnerships. Mr. Redinger has served as Chairman of the District Nine Committee of the National Association of Securities Dealers, Inc., is a Vice President and a Director of MCD Oil and Gas Company, Inc., a Director of McDonald & Company Venture Capital, Inc., a Director of McDonald & Company Securities, Inc., and a Managing Director of McDonald & Company Securities, Inc.

     THOMAS M. O'DONNELL: Age 60. Mr. O'Donnell joined McDonald & Company in 1965 in the Corporate Finance Department. Mr. O'Donnell became a partner of McDonald & Company in 1968 and has been a member of its Policy Committee since 1971. Mr. O'Donnell is a Chartered Financial Analyst and a member of the Cleveland Society of Security Analysts. Mr. O'Donnell is a director of Seaway Food Town, Inc., Maumee, Ohio, a grocery retailer. Mr. O'Donnell is Chief Executive Officer and Chairman of the Board of McDonald & Company Investments, Inc., Chief Executive Officer and Chairman of the Board of McDonald, which operates an insurance agency; a Director of MCD Oil & Gas Company, Inc., a Director of McDonald & Company Venture Capital, Inc.; and a Director of McDonald Financial Services.

     RICHARD R. CUNDIFF, III: Age 36. Mr. Cundiff joined McDonald & Company in December 1982 and has assisted in the development of the Real Estate and Specialty Finance Department. Specializing in real estate and oil and gas investment banking, his responsibilities include structuring, marketing and monitoring investments in these particular areas. Mr. Cundiff is a First Vice President of McDonald & Company.

     GORDON A. PRICE: Age 48. Mr. Price has been a Managing Director and Chief Financial Officer of McDonald since April 1987. Prior thereto he was Senior Vice President and Assistant Treasurer of McDonald. Mr. Price is also an officer and director of various other affiliates of MCD.

         (F) INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

     No director or officer of the Managing General Partner was involved in any event during the past five years which would be responsive to this question.

ITEM 11.  EXECUTIVE COMPENSATION

          (A) CURRENT REMUNERATION OF GENERAL PARTNERS, THEIR DIRECTORS AND OFFICERS

          No direct remuneration was paid or payable by the Partnership for the period ended December 31, 1995, to directors or officers of the General Partners. During the period ended December 31, 1995, 1994 and 1993, the remuneration paid to the affiliates of the General Partners was as follows:

              /bullet/ During 1994 and 1993, entered into financing agreements in the aggregate amount of $1,850,000 and $1,350,000, respectively, with an affiliated partnership of which MCM is general partner. These loans were obtained to repay the unsecured note payable to the Mariner Group, Inc., the Parent of the Managing General Partner, in the aggregate amount of $612,212, to finance improvements to Villas Plaza and the Gallery Motel and to refinance the debt on Corporate Park in the amount of $607,511. Interest expense incurred during 1994, 1993 and 1992, on these notes was $172,027, $162,000 and $99,980 respectively.

              /bullet/ Management fees totalling $133,256, $124,535 and $128,096 were paid to the Managing General Partner or its affiliates for 1995, 1994 and 1993.

              /bullet/ The General Partners and their affiliates are also entitled to reimbursement for expenses (including amounts of any salaries paid to employees and officers of a General Partner or its affiliates) directly attributable to the operation of the Partnership which could have been obtained from independent parties. Expenses amounting to $449,858, $140,817, $160,787 and were incurred during the years ended December 31, 1995, 1994 and 1993, respectively. Amounts due to related parties, and included in accounts payable and accrued expenses at December 31, 1995 and 1994 are $49,002 and $146,947. A portion of this amount is for the payment of insurance premiums which are collected by Mariner Group, Inc. (for all Mariner affiliates) and paid to the carrier on behalf of Florida Income Fund, L.P. The balance is for reimbursement for on-site property management personnel and for reimbursement of other costs for services performed by the general partner or affiliates which the Partnership would be required to pay to third parties for comparable services in the same geographical location.

          In accordance with the Partnership Agreement, net income or loss, prior to recoupment of the partner's original capital investment, is allocated five percent (5%) to the General Partners and ninety-five percent (95%) to the Limited Partners as a class. Subsequent to recoupment, income or loss is allocated twenty percent (20%) to the General Partners and eighty per cent (80%) to the Limited Partners as a class.

          (B) PROPOSED REMUNERATION

          Except for the payment of acquisition fees and the allocation of net income or loss as described above, the Partnership has no ongoing plan or arrangement to compensate the persons and entities named above. However, the Managing General Partner or its affiliates may receive leasing and management fees in connection with the management of the Partnership's properties, subject to the limitations described herein below.

          The Managing General Partner or its affiliates are entitled to receive property management fees not to exceed 6% of the gross revenues from commercial properties and 5% from residential properties. Other expenses attributable to the operation of the Partnership may be reimbursed to the General Partners or affiliates of the Managing General Partner.

          The Managing General Partner or its affiliates are entitled to one half of the commissions paid as a result of the sale of Partnership properties, in an amount not to exceed 3% of such prices and subordinated to the right of the Limited Partners to receive aggregate cash distributions from the Partnership equal to their capital contribution plus the applicable preference amount.

          (C) REMUNERATION OF DIRECTORS

          None.

          (D) OPTIONS, WARRANTS AND RIGHTS

          The Registrant has granted no options, warrants or rights.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

No person is known to the Partnership to be the beneficial owner of over 5% of the outstanding Partnership units. For information on net income or loss allocation see Item 11. (A).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

See Note 5, Related Party Transactions in Notes to the Financial Statements, on page 23 under Item 8.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (A) 1. FINANCIAL STATEMENT SCHEDULES

         The following Financial Statement Schedules of the Partnership are included in Part II, Item 8:

                                                                           PAGE
                                                                           ----
                 Report of Independent Accountants                           13

                 Balance Sheets as of December 31, 1995 and 1994             14

                 Statements of Income for each of the three years
                 ended December 31, 1995, 1994 and 1993                      15

                 Statements of Partners' Capital for each of the
                 three years ended December 31, 1995, 1994 and 1993          16

                 Statements of Cash Flows for each of the three years
                 ended December 31, 1995, 1994 and 1993                      17

                 Notes to Financial Statements                          18 - 23

                 Report of Independent Accountants on Schedule III           24

                 Schedule III Real Estate and Accumulated Depreciation  25 - 28

                 Schedules Omitted:

                 Other schedules have been omitted because of the absence of conditions under which they are required or because the required information is included in the Financial Statements and Notes thereto.

          (A) 2. EXHIBITS

          27     Financial Data Schedule (for SEC use only)

          (A) 3. REPORTS ON FORM 8-K

          None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FLORIDA INCOME FUND, L.P.
                                    (Registrant)
                                    March 29, 1996

                                    By: /s/ LAWRENCE A. RAIMONDI
                                    --------------------------------------------
                                    LAWRENCE A. RAIMONDI
                                    President, Director and CEO
                                    Mariner Capital Management, Inc.
                                    (Principal Executive Officer)

                                    By: /s/ MICHAEL J. SCULLION
                                    --------------------------------------------
                                    MICHAEL J. SCULLION
                                    Mariner Capital Management, Inc.
                                    (Principal Financial and Accounting Officer)