Form 10-Q
period 1996-03-31
FLORIDA INCOME FUND LP
filed 1996-05-06
CIK 737829

FLORIDA INCOME FUND, L.P.
                             INDEX

PART I

    FINANCIAL INFORMATION                            PAGE NO.

    Balance Sheets at March 31, 1996
    and December 31, 1995 . . . . . . . . . . . . . . . . . .2


    Statements of Income for the Three
    Months Ended March 31, 1996 and 1995. . . . . . . . . . .3


    Statements of Cash Flows for the Three
    Months Ended March 31, 1996 and 1995. . . . . . . . . . .4


    Notes to Financial Statements . . . . . . . . . . . . . .5


    Management's Discussion and Analysis of
    Financial Condition and Results of Operations . . . . .5-7


PART II

    OTHER INFORMATION

    Items 1 through 6 . . . . . . . . . . . . . . . . . . . .8


PART III

    Signatures. . . . . . . . . . . . . . . . . . . . . . . .9


COVER LETTER


EXHIBIT 27 - FINANCIAL DATA SCHEDULE

                       PART I - FINANCIAL INFORMATION
                          FLORIDA INCOME FUND, L.P.
                               BALANCE SHEETS
                                 (Unaudited)

                                          March 31       Dec. 31
                                            1996          1995
                                          ________________________
ASSETS

Current Assets
    Cash                                    364,300         72,979
    A/R Trade                                23,916         21,993
    Prepaid Expenses and Other               95,561         60,457
                                            _______        _______
    Total Current Assets                    483,777        155,429

Rental Properties, Net of Accumulated
    Depreciation of $3,316,953 at
    03/31/96 and $3,088,938 at 12/31/95   8,116,733      8,187,168

Intangible Assets
    Deferred Loan Costs                     104,899        119,022
                                          _________      _________
Total Assets                              8,705,409      8,461,619

LIABILITIES AND PARTNER'S CAPITAL

Current Liabilities
    Current maturities of notes
      and mortgages payable               2,563,136      2,573,342
    Accounts Payable - Trade                147,139         52,122
    Accrued Expenses                         62,376         67,899
    Customer and Security Deposits          137,533        128,605
    Deposit on Sale of Rental Property      325,883        329,323
                                          _________      _________
    Total Current Liabilities             3,236,067      3,151,291

NOTES AND MORTGAGES PAYABLE               2,319,718      2,326,353
NOTES AND MORTGAGES PAYABLE TO AFFILIATES 1,400,000      1,400,000

PARTNERS'S CAPITAL
    General Partners Capital                (94,216)       (92,291)
    Limited Partners Capital              1,638,728      1,676,266
    Net Income                              205,112            -0-
                                          __________     __________
    Total Partners Equity                 1,749,624      1,583,975

    Total Liabilities and
    Partners Capital                      8,705,409      8,461,619

See Accompanying Notes to the Financial Statements


                          FLORIDA INCOME FUND, L.P.
                            STATEMENTS OF INCOME
                                 (Unaudited)




                                      For Three Months Ended
                                      03/31/96     03/31/95
                                      ______________________
REVENUES:

Rental Income                         787,794     654,428
Interest Income                           -0-         -0-
                                      _______     _______
    Total Income                      787,794     654,428



COSTS AND EXPENSES:

Depreciation                           77,372      76,089
Property Expenses                     327,459     317,009
Interest and
  Financing costs                     169,428     171,701
  Other Expense                         8,423      10,571
                                      _______     _______
  Total Costs and
  Expenses                            582,682     575,370

    Net Income                        205,112      79,058










See Accompanying Notes to the Financial Statements

                        FLORIDA INCOME FUND, L.P.
                        STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                   For Three Months Ended
                                                   03/31/96   03/31/95
                                                   ______________________
Cash flows from operating activities

Net Income                                         205,112      79,058

Adjustments to reconcile net income to net
 cash provided by operational activities
     Depreciation and Amortization                  85,795      86,660
     (Increase) decrease in accounts receivables    (1,923)      5,343
(Increase) decrease in prepaid expenses            (32,844)     (2,544)
     Increase (decrease) in accounts
      payable and accrued expenses                  89,494    (112,531)
     Increase (decrease) in security deposits        8,928      17,680
                                                   ________   _________
Net cash flows provided by operating activities    354,562      73,666

Cash flows from investing activities
     Improvements to rental properties              (6,937)   (339,565)
                                                   ________   _________
     Net cash used in investing activities          (6,937)   (339,565)

Cash flows from financing activities
     Proceeds of long term borrowings
      from unaffiliated companies                      -0-      150,000
     Repayment of long term borrowings
      to unaffiliated companies                    (16,841)    (14,149)
     Loan origination fees paid                        -0-      (5,800)
     Partner distributions paid                    (39,463)    (52,684)
                                                  _________   _________
     Net cash flows used by financing activities   (56,304)     77,367

     Net increase (decrease) in cash               291,321    (188,532)

     Cash December 31                               72,979     522,415

     Cash March 31                                 364,300     333,883


See Accompanying Notes to the Financial Statements

                   FLORIDA INCOME FUND, L.P.
                 NOTES TO FINANCIAL STATEMENT
                        MARCH 31, 1996
                          (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all disclosures necessary for a fair presentation of the Partnerships' financial position, results of operations and cash flows in conformity with generally accepted accounting principles, as set forth in the Partnerships' Form 10-K for the period ended December 31, 1995. In management's opinion, all adjustments have been made to the financial statements necessary for a fair presentation of interim periods presented.


NOTE 2 - RELATED PARTY TRANSACTIONS

During the three month period ended March 31, 1996, and March 31, 1995, the Partnership paid $5,162 and $39,364 in Management Fees to Mariner Capital Management, Inc., the Managing General Partner, in accordance with the Partnership Agreement. These expenses are included in the property expenses. The General Partners and their affiliates are also entitled to reimbursement of costs (including amounts of any salaries paid to employees or its affiliates) directly attributable to the operation of the Partnership that could have been provided by independent parties. Costs amounting to $6,450 were incurred during the first quarter of 1996. This compares to $101,705 of costs that were incurred during the first quarter of 1995.


NOTE 3 - BALANCE SHEET

The Balance Sheet at December 31, 1995, has been taken from the Audited Financial Statements at that date.


NOTE 4- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Liquidity

The Partnership's cash position including interest bearing deposits at March 31, 1996, was $364,300. This compares to its cash position of $72,979 at December 31, 1995. At March 31,
1995, the Partnership's cash position was $333,883.

The increase in cash from December 31, 1995, to March 31, 1996, was primarily due to the following factors. Cash provided by operations was $354,562, payments for property improvements were $6,937, principal pay downs of debt totalled $16,841. Partner distributions totalled $39,463. The Partnership's total investment in properties for its portfolio at March 31, 1996, was $11,433,686. This compares to its total property investment at December 31, 1995 of $11,426,749. Other than as discussed herein, there are no known trends, demands, commitments, events or uncertainties that in management's opinion, will result or are reasonably likely to result in the registrant's liquidity increasing or decreasing in any material way.

Capital Resources

The first mortgage on the Gallery Motel (now called Seaside Inn) in the amount of $2,535,546 has been extended to November, 1996. An affiliate of the General Partner has an option to purchase the motel on or before January 7, 1997. A majority if the limited partners must first approve the terms of sale and a modification of the partnership agreement.

The Partnership secured a private capital source to make a $650,000 second mortgage loan on Seaside Inn. This money was used to renovate the motel. The Partnership completed the renovation in 1995.

Results of Operations

The Partnership's net income for the three months ended March 31, 1996, was $205,112. This compares with net income of $79,058 for the same period a year ago.

The major variances from a year ago are due primarily to an increase in rental revenue at Seaside Inn.

For the three month period ended March 31, 1996, total revenue increased by $133,366 as compared to the same period one year ago. This increase was primarily attributable to Seaside Inn.

    Seaside Inn increased $129,432. Seaside Inn's revenue increased mainly due to an increase in number of room nights rented due to completion of the motel renovations. The motel rented 433 more rooms in the first quarter of 1996 as compared to the first quarter of 1995. Average daily rate also increased from $199.46 to $217.19.

Corporate Park's and Edison Square's revenue increased mainly due to increases in lease rates. Villas Plaza's revenue decreased because of a decrease in occupancy. At March 31, 1996, Corporate Park was 100% occupied, Villas Plaza was 71% occupied, and Edison Square was 93% occupied.

For the three months ended March 31, 1996, depreciation expense has increased by $1,283. As of March 31, 1996, the Partnership has paid $6,937 for property improvements.

Property expenses increased $10,450 for the three month period primarily because of higher expenses incurred at Seaside Inn for reservations, travel agent commissions and marketing.

For the three months, interest expense has decreased $2,273 mainly due to a decrease in the prime interest rate.

The Partnership indebtedness decreased by $8,939 from the time period March 31, 1995, to March 31, 1996. As of March 31, 1996, the Partnership had an outstanding debt of $6,282,854 compared to $6,291,793 at March 31, 1995. The Partnership's outstanding debt as of December 31, 1995, was $6,299,695. Other expenses decreased $2,148.

Property and equipment has increased from $10,892,139 at March
31, 1995, to $11,433,686 at March 31, 1996.  Property and
equipment was $11,426,749 as of December 31, 1995.

For the quarter ended March 31, 1996, the cash distribution to partners totalled $39,463. The distribution for the three month period totalled $39,463.

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



                             FLORIDA INCOME FUND, L.P.
                             MARINER CAPITAL MANAGEMENT, INC.
                             MANAGING GENERAL PARTNER
                             (Registrant)





              5/7/96         Lawrence A. Raimondi
                             President and Director, and CEO
                             Mariner Capital Management, Inc.
                             (Principal Executive Officer)
                             (SIGNATURE)





              5/7/96         Joe K. Blacketer
                             Secretary/Treasurer
                             Mariner Capital Management, Inc.
                             (Principal Financial and
                              Accounting Officer)
                             (SIGNATURE)















PAGE 9