Form 10-Q
period 1996-06-30
FLORIDA INCOME FUND LP
filed 1996-08-05
CIK 737829

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

                           FORM 10-Q

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR PERIOD ENDING JUNE 30, 1996.

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

                   FLORIDA INCOME FUND, L.P.
                             INDEX



                                                      PAGE NO.

    PART I - FINANCIAL INFORMATION

    Balance Sheets at June 30, 1996
    and December 31, 1995 . . . . . . . . . . . . . . . . . .3


    Statements of Income for the Three and Six
    Months Ended June 30, 1996 and 1995 . . . . . . . . . . .4


    Statements of Cash Flows for the Six
    Months Ended June 30, 1996 and 1995 . . . . . . . . . . .5


    Notes to Financial Statements . . . . . . . . . . . . . .6


    Management's Discussion and Analysis of
    Financial Condition and Results of Operations . . . . .6-8


PART II - OTHER INFORMATION

    Items 1 through 6 . . . . . . . . . . . . . . . . . . . .9


PART III - SIGNATURES . . . . . . . . . . . . . . . . . . . 10


COVER PAGE


EXHIBIT 27 - FINANCIAL DATA SCHEDULE

                       PART I - FINANCIAL INFORMATION
                          FLORIDA INCOME FUND, L.P.
                               BALANCE SHEETS
                                 (Unaudited)

                                          June 30        Dec. 31
                                          1996           1995
                                          _______________________
ASSETS

Current Assets
    Cash                                    351,130         72,979
    A/R Trade                                42,847         21,993
    Prepaid Expenses and Other              103,322         60,457
                                          _________      _________
    Total Current Assets                    497,299        155,429

Rental Properties, Net of Accumulated
    Depreciation of $3,243,682 at
    06/30/96 and $3,088,938 at 12/31/95   8,036,095      8,187,168

Intangible Assets
    Deferred Loan Costs                      98,193        119,022
                                          _________      _________
Total Assets                              8,631,587      8,461,619

LIABILITIES AND PARTNER'S CAPITAL

Current Liabilities
    Current maturities of notes
      and mortgages payable               2,550,346      2,573,342
    Accounts Payable - Trade                 40,980         52,122
    Accrued Expenses                        128,708         67,899
    Customer and Security Deposits          104,635        128,605
    Deposit on Sale of Rental Property      325,883        329,323
                                          _________      _________
    Total Current Liabilities             3,150,552      3,151,291

NOTES AND MORTGAGES PAYABLE               2,315,497      2,326,353
NOTES AND MORTGAGES PAYABLE TO AFFILIATES 1,400,000      1,400,000

PARTNERS'S CAPITAL
    General Partners Capital                (97,508)       (92,291)
    Limited Partners Capital              1,576,165      1,676,266
    Net Income                              286,881            -0-
                                          _________      _________
    Total Partners Equity                 1,765,538      1,583,975

    Total Liabilities and
    Partners Capital                      8,631,587      8,461,619

See Accompanying Notes to the Financial Statements


                          FLORIDA INCOME FUND, L.P.
                            STATEMENTS OF INCOME
                                 (Unaudited)




                          For Three Months Ended For Six Months Ended
                          06/30/96   06/30/95    06/30/96     06/30/95
                          ________   ________    ________     ________
REVENUES:

Rental Income             647,914    542,783     1,435,708    1,197,211
Interest                    4,536          0         4,536            0
                          ________   _______     _________    _________
    Total Income          652,450    542,783     1,440,244    1,197,211



COSTS AND EXPENSES:

Depreciation               77,373     76,090       154,745      152,179
Property Expenses         315,928    300,477       643,387      617,486
Interest and
  Financing costs         168,957    174,633       338,385      346,334
  Other Expense             8,423      4,845        16,846       15,416
                          ________   _______     _________    _________
  Total Costs and
  Expenses                570,681    556,046     1,153,363    1,131,415

    Net Income (Loss)      81,769    (13,262)      286,881       65,796










See Accompanying Notes to the Financial Statements

                        FLORIDA INCOME FUND, L.P.
                        STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                  For Six Months Ended
                                                  06/30/96    06/30/95
                                                  ____________________
Cash flows from operating activities

Net Income                                          286,881     65,796

Adjustments to reconcile net income to net
cash provided by operational activities
     Depreciation and Amortization                 171,591     167,595
     (Increase) decrease in accounts receivables  ( 20,854)      9,373
     (Increase) decrease in prepaid expenses      ( 42,865)   ( 33,290)
     Increase (decrease) in accounts
     payable and accrued expenses                   49,668    (143,986)
     Increase (decrease) in security deposits     ( 23,970)      5,992
                                                   ________   _________
Net cash flows provided by operating activities    420,451      71,480

Cash flows from investing activities
     Improvements to rental properties            (  3,129)   (387,577)
                                                  _________   _________
     Net cash used in investing activities        (  3,129)   (387,577)

Cash flows from financing activities
     Proceeds of long term borrowings
     from affiliated companies                         -0-     134,000
     Proceeds of long term borrowings
     from unaffiliated companies                       -0-     150,000
     Repayment of long term borrowings
     to unaffiliated companies                    ( 33,852)   ( 23,050)
     Loan origination fees paid                        -0-    ( 44,403)
     Partner distributions paid                   (105,319)   (105,368)
                                                  _________   _________
     Net cash flows used by financing activities   139,171     111,179

     Net increase (decrease) in cash               278,151    (204,918)

     Cash December 31                               72,979     522,415

     Cash June 30                                  351,130     317,497


See Accompanying Notes to the Financial Statements

                   FLORIDA INCOME FUND, L.P.
                 NOTES TO FINANCIAL STATEMENT
                         JUNE 30, 1996
                          (Unaudited)

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


NOTE 2 - RELATED PARTY TRANSACTIONS

During the three month period ended June 30, 1996, and June 30, 1995, the Partnership paid $4,677 and $32,352 in Asset Management Fees to Mariner Capital Management, Inc., the Managing General Partner, in accordance with the Partnership Agreement. These expenses are included in the property expenses. The General Partners and their affiliates are also entitled to reimbursement of costs (including amounts of any salaries paid to employees or its affiliates) directly attributable to the operation of the Partnership that could have been provided by independent parties. Costs amounting to $6,450 were incurred during the second quarter of 1996. This compares to $113,397 of costs that were incurred during the second quarter of 1995.

The Seaside Inn is managed by South Seas Resorts Company, an affiliate of the managing general partner. During the quarter, the Partnership paid $23,156 to South Seas. This compares to $19,529 which were paid to South Seas in the second quarter of 1995.

NOTE 3 - BALANCE SHEET

The Balance Sheet at December 31, 1995, has been taken from the Audited Financial Statements at that date.


NOTE 4- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Liquidity

The Partnership's cash position including interest bearing deposits at June 30, 1996, was $351,130. This compares to its cash position of $72,979 at December 31, 1995. At June 30, 1995, the Partnership's cash position was $317,497.

The increase in cash from December 31, 1995, to June 30, 1996, was due to the following factors. Cash provided by operations was $420,451, payments for property improvements were $3,129 and cash flows used by financing activities were $139,171.

Partner distributions totalled $105,368. The Partnership's total investment in properties for its portfolio at June 30, 1996 was $11,279,777. This compares to its total property investment at December 31, 1995, of $11,426,749. Other than as discussed herein, there are no known trends, demands, commitments, events or uncertainties that in management's opinion will result or are reasonably likely to result in the registrant's liquidity increasing or decreasing in any material way.

Capital Resources

The first mortgage on the Gallery Motel (now called Seaside Inn) in the amount of $2,525,346 has been extended to November, 1996. An affiliate of the General Partner has an option to purchase the motel on or before January 7, 1997. A majority if the limited partners must first approve the terms of sale and a modification of the partnership agreement.

The Partnership secured a private capital source to make a $650,000 second mortgage loan on Seaside Inn. This money was used to renovate the motel. The Partnership completed the renovation in 1995.

As of June 30, 1996, the Partnership had outstanding debt of $6,265,843 compared to $6,416,892 at June 30, 1995. The
Partnership's outstanding debt as of December 31, 1995, was $6,299,695.

Results of Operations

The Partnership's net income for the six months ended June 30, 1996, was $286,881. This compares with a net loss of $13,262 for the same period a year ago.

The major variance from a year ago is an increase in rental revenue.

For the six month period ended June 30, 1996, total revenue increased by $238,497 over the same period the prior year. This increase was mainly attributable to the Gallery Motel. The Gallery Motel's revenue increased mainly due to an increase in number of room nights rented due to the motel renovations in 1995. 842 more rooms were rented in the six months of 1996 as compared to the first six months of 1995. Average daily rate increased from $173.85 to $189.43.

At June 30, 1996, Corporate Park was 100% occupied, Villas Plaza was 73% occupied, and Edison Square was 93% occupied.

For the six months ended June 30, 1996, depreciation expense has increased by $2,566.

Property expenses increased $25,901 for the six month period primarily because of higher expenses incurred at the Gallery
Motel for reservations, travel agent commissions and marketing.

For the six months, interest expense has decreased $7,949 mainly due to a decrease in the outstanding debt.

The Partnership indebtedness decreased by $151,049 from the time period June 30, 1995, to June 30, 1996. As of June 30, 1996, the
Partnership had outstanding debt of $6,265,843 compared to $6,416,892 at June 30, 1995. The Partnership's outstanding debt as of December 31, 1995, was $6,299,695. Other expenses increased $1,430.

Property and equipment has increased from $10,934,452 at June 30, 1995, to $11,279,777 at June 30, 1996. Property and equipment was $11,426,749 as of December 31, 1995.

For the quarter ended June 30, 1996, the cash distribution to partners totalled $65,856. The distribution for the six month period totalled $105,319.

The Partnership's net income for the six months ended June 30, 1996, was $286,881. This compares with a net loss of $13,262 for the same period a year ago.

For the quarter ended June 30, 1996, and 1995, revenues increased
$105,131. The increase in revenues was primarily attributable to the Gallery Motel.

At June 30, 1996, and 1995, Corporate Park was 100% and 100% occupied, Villas Plaza was 73% and 67% occupied and Edison Square was 93% and 93% occupied.

Property expenses have decreased $11,531 from the previous three month period. This increase is due to decreases at the Gallery
Motel for salary expense, Travel Agent commissions and marketing.

Interest expense has decreased $471 from the previous three month period due to the decrease in the amount borrowed.

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

          EXHIBITS

              27 - Financial Data Schedule

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



                             FLORIDA INCOME FUND, L.P.
                             MARINER CAPITAL MANAGEMENT, INC.
                             MANAGING GENERAL PARTNER
                             (Registrant)





              8/5/96         Lawrence A. Raimondi
                             President and Director, and CEO
                             Mariner Capital Management, Inc.
                             (Principal Executive Officer)
                             (SIGNATURE)





              8/5/96         Joe K. Blacketer
                             Secretary/Treasurer
                             Mariner Capital Management, Inc.
                             (Principal Financial and
                              Accounting Officer)
                             (SIGNATURE)