Form 10-Q
period 1996-09-30
FLORIDA INCOME FUND LP
filed 1996-10-29
CIK 737829

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR PERIOD ENDING SEPTEMBER 30, 1996.

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

                    FLORIDA INCOME FUND, L.P.
                              INDEX

PART I

    FINANCIAL INFORMATION. . . . . . . . . . . . . . . . PAGE NO.

    Balance Sheets at September 30, 1996
    and December 31, 1995. . . . . . . . . . . . . . . . . . . .3

    Statements of Income for the three and Nine
    Months Ended September 30, 1996 and 1995 . . . . . . . . . .4

    Statements of Cash Flows for the Nine
    Months Ended September 30, 1996 and 1995 . . . . . . . . . .5

    Notes to Financial Statements. . . . . . . . . . . . . . . .6

    Management's Discussion and Analysis of
    Financial Condition and Results of Operations. . . . . . .6-8

PART II

    OTHER INFORMATION

    Items 1 through 6. . . . . . . . . . . . . . . . . . . . 9-10

PART III

    Signatures . . . . . . . . . . . . . . . . . . . . . . . . 11


COVER PAGE


EXHIBIT 27 - Financial Data Schedule

                         PART I - FINANCIAL INFORMATION
                            FLORIDA INCOME FUND, L.P.
                                 BALANCE SHEETS
                                   (Unaudited)

                                             Sept. 30        Dec. 31
                                             1996            1995
                                             _______________________
ASSETS

Current Assets
     Cash                                      387,515          72,979
     A/R Trade                                  42,471          21,993
     Prepaid Expenses and Other                129,166          60,457
                                             _________       _________
     Total Current Assets                      559,152         155,429

Rental Properties, Net of Accumulated
     Depreciation of $3,319,877 at
     09/30/96 and $3,088,938 at 12/31/95     7,963,262       8,187,168

Intangible Assets
     Deferred Loan Costs                        81,787         119,022
                                             _________       _________
Total Assets                                 8,604,201       8,461,619

LIABILITIES AND PARTNER'S CAPITAL

Current Liabilities
     Current maturities of notes
       and mortgages payable                 2,539,192       2,573,342
     Accounts Payable - Trade                  129,959          52,122
     Accrued Expenses                          139,559          67,899
     Customer and Security Deposits            108,376         128,605
     Deposit on Sale of Rental Property        325,883         329,323
                                             _________       _________
     Total Current Liabilities               3,242,969       3,151,291

NOTES AND MORTGAGES PAYABLE                  2,309,468       2,326,353
NOTES AND MTGS PAYABLE TO AFFILIATES         1,400,000       1,400,000

PARTNERS'S CAPITAL
     General Partners Capital                 (101,459)        (92,291)
     Limited Partners Capital                1,501,090       1,676,266
     Net Income                                252,133             -0-
                                             _________       _________
     Total Partners Equity                   1,651,764       1,583,975

     Total Liabilities and
     Partners Capital                        8,604,201       8,461,619

See Accompanying Notes to the Financial Statements


                            FLORIDA INCOME FUND, L.P.
                              STATEMENTS OF INCOME
                                   (Unaudited)




                            For Three Months Ended  For Nine Months Ended
                            09/30/96    09/30/95    09/30/96     09/30/95
                            ________    ________    ________     ________
REVENUES:

Rental Income               489,260     461,609     1,924,968    1,658,820
Interest                      2,109                     6,645
                            _______     _______     _________    _________
     Total Income           491,369     461,609     1,931,613    1,658,820



COSTS AND EXPENSES:

Depreciation                 76,195      76,089       230,940      228,268
Property Expenses           264,331     283,322       907,718      900,808
Interest and
  Financing costs           169,184     177,350       507,569      523,684
  Other Expense              16,407      10,055        33,253       25,471
                            _______     _______     _________    _________
  Total Costs and
  Expenses                  526,117     546,816     1,679,480    1,678,231

     Net Income (Loss)      (34,748)    (85,207)      252,133      (19,411)








See Accompanying Notes to the Financial Statements

                         FLORIDA INCOME FUND, L.P.
                         STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                     For Nine Months Ended
                                                     09/30/96     09/30/95
                                                     ____________________
Cash flows from operating activities

Net Income (Loss)                                     252,133     ( 19,411)

Adjustments to reconcile net income to net
cash provided by operational activities
    Depreciation and Amortization                     264,193      253,739
    (Increase) decrease in accounts receivables      ( 20,478)       8,844
    (Increase) decrease in prepaid expenses          ( 68,709)    ( 34,009)
    Increase (decrease) in accounts
    payable and accrued expenses                      149,497     (113,693)
    Increase (decrease) in security deposits         ( 20,229)      21,875
                                                     _________    _________
Net cash flows provided by operating activities       556,407      117,345

Cash flows from investing activities
    Improvements to rental properties                (  6,491)    (704,291)
                                                     _________    _________
    Net cash used in investing activities            (  6,491)    (704,291)

Cash flows from financing activities
    Proceeds of long term borrowings
    from affiliated companies                             -0-       93,369
    Proceeds of long term borrowings
    from unaffiliated companies                           -0-      200,000
    Repayment of long term borrowings
    to unaffiliated companies                        ( 51,035)    ( 39,568)
    Loan origination fees paid                            -0-     ( 45,920)
    Partner distributions paid                       (184,345)    (105,368)
                                                     _________    _________
    Net cash flows used by financing activities       235,380      102,513

    Net increase (decrease) in cash                   314,536     (484,433)

    Cash December 31                                   72,979      522,415

    Cash September 30                                 387,515       37,982


See Accompanying Notes to the Financial Statements

                    FLORIDA INCOME FUND, L.P.
                  NOTES TO FINANCIAL STATEMENT
                       SEPTEMBER 30, 1996
                           (Unaudited)

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


NOTE 2 - RELATED PARTY TRANSACTIONS

During the three month period ended September 30, 1996, and September 30, 1995, the Partnership paid $5,041 and $27,795 in Asset Management Fees to Mariner Capital Management, Inc., the Managing General Partner, in accordance with the Partnership Agreement. These expenses are included in the property expenses. The General Partners and their affiliates are also entitled to reimbursement of costs (including amounts of any salaries paid to employees or its affiliates) directly attributable to the operation of the Partnership that could have been provided by independent parties. Costs amounting to $6,450 were incurred during the third quarter of 1996. This compares to $108,438 of costs that were incurred during the third quarter of 1995.

The Seaside Inn is managed by South Seas Resorts Company, an affiliate of the managing general partner. During the quarter, the Partnership paid $14,040 to South Seas. This compares to $13,848 which were paid to South Seas in the third quarter of 1995.

NOTE 3 - BALANCE SHEET

The Balance Sheet at December 31, 1995, has been taken from the Audited Financial Statements at that date.

NOTE 4- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Liquidity

The Partnership's cash position including interest bearing deposits at September 30, 1996, was $387,515. This compares to its cash position of $72,979 at December 31, 1995. At September
30, 1995, the Partnership's cash position was $351,130.

The increase in cash from December 31, 1995, to September 30,
1996, was due to the following factors. Cash provided by operations was $556,407, payments for property improvements were $6,491 and cash flows used by financing activities were $235,380.

Partner distributions totalled $184,345. The Partnership's total investment in properties for its portfolio at September 30, 1996 was $11,283,139. This compares to its total property investment at December 31, 1995, of $11,426,749. Other than as discussed herein, there are no known trends, demands, commitments, events or uncertainties that in management's opinion will result or are reasonably likely to result in the registrant's liquidity increasing or decreasing in any material way. The sale of Gallery Motel (now called Seaside Inn), expected to close in January, 1997, will have a significant effect on the financial statements of the partnership.

Capital Resources

The first mortgage on the Seaside Inn in the amount of $2,515,146 has been extended to March, 1997. An affiliate of the General Partner has a contract to purchase the motel on or before January 7, 1997. A majority of the limited partners have approved the terms of sale and a modification of the partnership agreement and the General Partner expects the transaction to be completed.

The Partnership secured a private capital source to make a $650,000 second mortgage loan on Seaside Inn. This money was used to renovate the motel. The Partnership completed the renovation in 1995.

As of September 30, 1996, the Partnership had outstanding debt of $6,248,660 compared to $6,409,743 at September 30, 1995. The
Partnership's outstanding debt as of December 31, 1995, was $6,299,695.

Results of Operations

The Partnership's net income for the nine months ended September
30, 1996, was $252,133. This compares with a net loss of $19,411 for the same period a year ago.

The major variance from a year ago is an increase in rental revenue.

For the nine month period ended September 30, 1996, total revenue increased by $272,793 over the same period the prior year. This increase was mainly attributable to the Seaside Inn. The Seaside Inn's revenue increased mainly due to an increase in number of room nights rented due to the motel renovations in 1995. 896 more rooms were rented in the nine months of 1996 as compared to the nine months of 1995. Average daily rate increased from $156.66 to $173.07.

At September 30, 1996, Corporate Park was 100% occupied, Villas
Plaza was 73% occupied, and Edison Square was 93% occupied.

For the nine months ended September 30, 1996, depreciation expense has increased by $2,672.

Property expenses increased $6,910 for the nine month period primarily because of higher expenses incurred at the Seaside Inn for reservations, travel agent commissions and marketing.

For the nine months, interest expense has decreased $16,115 mainly due to a decrease in the outstanding debt.

The Partnership indebtedness decreased by $161,083 from the time period September 30, 1995, to September 30, 1996. As of September 30, 1996, the Partnership had outstanding debt of $6,248,660 compared to $6,409,743 at September 30, 1995. The
Partnership's outstanding debt as of December 31, 1995, was $6,299,695. Other expenses increased $7,782.

Property and equipment has increased from $11,251,166 at September 30, 1995, to $11,283,139 at September 30, 1996.
Property and equipment was $11,276,106 as of December 31, 1995.

For the quarter ended September 30, 1996, the cash distribution to partners totalled $78,977. The distribution for the nine month period totalled $184,345.

The Partnership's net income for the nine months ended September
30, 1996, was $252,133. This compares with a net loss of $19,411 for the same period a year ago.

For the quarter ended September 30, 1996, and 1995, revenues increased $29,760. The increase in revenues was primarily attributable to the Seaside Inn.

At September 30, 1996, and 1995, Corporate Park was 100% and 100% occupied, Villas Plaza was 73% and 67% occupied and Edison Square was 93% and 93% occupied.

Property expenses have decreased $43,386 from the previous three month period. This decrease is due to decreases at the Seaside Inn for salary expense, Travel Agent commissions and marketing. Interest expense has increased $227 from the previous three month period.

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

          NONE


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          NONE


ITEM 5.   OTHER MATERIALLY IMPORTANT EVENTS

          The Partnership has a firm contract to sell the Seaside
          Inn with a closing scheduled to occur in January, 1997.
          The selling price will be $6,485,000. The Purchaser has a total of $435,000 as an at-risk deposit.

          The sales proceeds will be used primarily to (1) repay debt, (2) distribute to partners (3) establish maintenance reserves and (4) pay closing costs.
          Following is the estimated use of proceeds:

          Selling Price                                $6,485,000.00

          Less Estimated Costs of Sale:

          Closing Costs                                $   74,000.00
          Payoff First Mortgage Balance                $2,525,000.00
          Payoff Second Mortgage Balance               $  650,000.00
          Credit for funds already invested
            in property by Purchaser                   $  335,000.00
          Reserves for capital improvements to
            other Partnership properties               $  151,000.00

          Estimated Cash Available for Distribution    $2,750,000.00

          Estimated Cash Available per each $1000
            investment unit                            $      549.45

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          EXHIBITS

               NONE

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



                              FLORIDA INCOME FUND, L.P.
                              MARINER CAPITAL MANAGEMENT, INC.
                              MANAGING GENERAL PARTNER
                              (Registrant)





               10/29/96       By: /s/ LAWRENCE A. RAIMONDI
                              --------------------------------
                              Lawrence A. Raimondi
                              President, Director and CEO
                              Mariner Capital Management, Inc.
                              (Principal Executive Officer)






               10/29/96       By: /s/ JOE K. BLACKETER
                              --------------------------------
                              Joe K. Blacketer
                              Secretary/Treasurer
                              Mariner Capital Management, Inc.
                              (Principal Financial and Accounting
                               Officer)