Form 10-K405
period 1996-12-31
FLORIDA INCOME FUND LP
filed 1997-03-31
CIK 737829

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR FISCAL YEAR ENDED DECEMBER 31, 1996

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

                            FLORIDA INCOME FUND, L.P.
                                FORM 10-K - 1996
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

When purchased, the property was 62.5% occupied. At December 31, 1996 and 1995 the property was 93% and 97% occupied.

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

At December 31, 1996 and 1995, Corporate Park was 100% occupied.

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

The management company, South Seas Resorts Company (SSRC), an affiliate of the general partner has signed an option agreement to acquire the property on or before January 1997, at a price of $6,485,000. This price assumes renovations of $335,000 of which $330,000 has been funded to date. Since the transaction is between affiliated companies, the general partner must seek approval from the limited partners of (1) the option terms and (2) an amendment of the partnership agreement to permit the sale to an affiliate. That approval was solicited in August 1996. Once approved the transaction still represented an option, however SSRC closed on the purchase of this property in January 1997 as reported in an 8-K filed January 15, 1997.

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

At December 31, 1996 and 1995, the property was 73% and 70% occupied.

The Partnership sold the Villas Plaza to an unrelated purchaser on March 20, 1997 at a price of $1,900,000. The sale generated approximately $620,000 which is available for distribution to the partners.

ITEM 3. LEGAL PROCEEDINGS

The Partnership is not a party to nor is any of the Partnership property the subject of any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None except for item discussed above under "Gallery Motel" which was submitted on August 8, 1996. 4,950 of the 5,005 limited partnership interests voted in favor of selling the facility, representing a 91.7% approval. 87 partnership interests voted against consummating the sale, or abstained, and 338 failed to vote, which represents a 8.3% negative or abstention vote. The consent document required a 66.67% affirmative vote.

                                     PART II

ITEM 5. MARKET FOR REGISTRANTS'S PARTNERS' EQUITY AND RELATED PARTNER MATTERS

The Partnership units are not traded on any public market and it is not contemplated these units will be traded on any public market in the future. As of December 31, 1996, there were 449 Limited Partners.

The Partnership paid quarterly cash distributions totaling $263,421, $105,368 and $237,078 during 1996, 1995 and 1994, respectively. The Partnership intends to use operating cash produced by the Partnership for capital improvements in 1997 and to distribute any excess cash to the Partners.

ITEM 6. SELECTED FINANCIAL DATA

                                                                 YEARS ENDED DECEMBER 31,
                                              --------------------------------------------------------------
                                                1996          1995         1994         1993         1992
                                              ---------    ----------   ----------   ----------   ----------
Operating revenues (including
interest income of $7,162 for 1996,
$55 for 1995, $37 for 1994,
$1,151 for 1993 and $1,579 for 1992           $2,469,967   $2,210,238   $2,079,030   $2,133,634   $2,149,907

Net income (loss)                             $ (169,012)  $  (77,025)  $   68,009   $  196,756   $  296,991

Net income (loss) per weighted
average Limited Partnership unit              $   (32.08)  $   (14.62)  $    12.91   $    37.35   $    56.37

Total assets                                  $8,318,811   $8,461,619   $8,335,671   $7,695,432   $8,185,649

Mortgages and notes payable                   $6,231,301   $6,299,697   $6,155,942   $5,503,249   $5,766,412

Distributions to Limited Partners             $  250,250   $  100,100   $  225,225   $  400,409   $  558,080

Distributions per Limited
Partnership unit                              $    50.00   $    20.00   $    45.00   $    80.00   $   111.50

Partners' equity                              $1,151,542   $1,583,975   $1,766,368   $1,935,437   $2,160,164

Book value per Limited Partnership unit       $   252.84   $   334.92   $   369.54   $   401.63   $   444.29

Also, refer to Item #8 and the audited Financial Statements referred to herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY - The principal sources of the Partnership's liquidity are income from commercial real estate purchased for the Partnership's portfolio (as described in Results from Operations), and cash reserves.

The Partnership has two loans that it extended in 1995. Corporate Park and Villas Plaza Shopping Center are collateralized by a $1,350,000 first mortgage from an affiliated partnership. The interest rate is 12%. This loan was refinanced in the amount of $1,400,000 at an interest rate of 12% and extended to December 31, 1997, with no prepayment penalty. The loan is interest only with interest paid quarterly.

The maturity date of the Gallery Motel loan in the amount of $2,545,747 has been extended until March 31, 1997, by a local financial institution. See discussion to sell property under Item 2.

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

Partner distributions in 1996 were higher than in 1995 due to the Gallery Motel being operated for twelve months in 1996.

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

CAPITAL RESOURCES - As of December 31, 1996, the Partnership had $334,144 in cash and other interest-bearing deposits.

In connection with debt refinancing in 1995, see Section 7 under Liquidity.

Land and buildings (net of accumulated depreciation of $3,543,798 and provision for impairment of $229,500) are carried at $7,544,846 at December 31, 1996. Improvements to rental properties totaled $42,038 in 1996. The improvements were paid for out of cash from operating activities.

Management does not anticipate significant capital improvement expenditures in 1997. Factors influencing this would be unexpected vacancies, unanticipated capital improvements and general property conditions.

RESULTS OF OPERATIONS

COMPARISON OF THE FISCAL YEARS ENDED DECEMBER 31, 1996 AND 1995

During the years ended December 31, 1996 & 1995, the Partnership's principal sources of revenue were rental income of $2,305,736 and $2,041,407 and expense reimbursements from tenants of $157,069 and $168,776, respectively. The increase in rental revenues was attributed to the following properties:
Corporate Park increased $7,482, Edison Square increased $11,732, Villas Plaza decreased $5,375 and Gallery Motel increased $250,490. Corporate Park was 100% occupied during the entire year of 1996. Revenue increases at Edison Square and Corporate Park were due to higher occupancy and increased rental rates from CPI increases.

The room revenue increase at the Gallery Motel was due to higher average daily rate in 1996 as compared to 1995. The average daily room rate increased more than 10.0% from $148.62 to $163.98. Additionally, there were 2,511 more room nights available to be rented as a result of the motel renovations being completed.

Property operating expenses have increased from $1,048,958 to $1,078,297 primarily due to increases in operating costs at the Gallery Motel.

Depreciation expense increased from $324,214 to $454,860 due to additional assets being put into service in 1995. Interest expense decreased $28,515 due to lower mortgage balances on the Edison Square and Gallery loans.

Management recognized a loss on impairment of $229,500 and $0 at December 31, 1996 and 1995, respectively.

COMPARISON OF THE FISCAL YEARS ENDED DECEMBER 31, 1995 AND 1994

During the years ended December 31, 1995 and 1994, the Partnership's principal sources of revenue were rental income of $2,041,407 and $1,913,524 and expense reimbursements from tenants of $168,776 and $165,469, respectively. The increase in rental revenues was attributed to the following properties:
Corporate Park increased $35,823, Edison Square increased $49,826, Villas Plaza decreased $7,287 and Gallery Motel increased $49,521. Corporate Park experienced a vacancy for part of 1994 and was 100% occupied during the entire year of 1995. Revenue increases at Edison Square and Corporate Park were due to higher occupancy and increased rental rates from cost of living increases. The room revenue increase at the Gallery Motel was due to higher occupancy and average daily rate in 1995 as compared to 1994. The average daily room rate increased 10.0% from $134.97 to $148.62. This rate increase was offset by 427 less room nights being rented in 1995 due to the motel being renovated.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Balance Sheets of the Partnership as of December 31, 1996 and 1995 and the Statements of Income, Partner's Capital and Cash Flows of the Partnership for each of the three years in the period ended December 31, 1996, as well as the Notes to Financial Statements and Schedule III and the Report of Independent Accountants there on, dated March 20, 1997, are set forth herein:

REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners
Florida Income Fund, L.P.

We have audited the accompanying balance sheets of Florida Income Fund, L.P. as of December 31, 1996 and 1995, and the related statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Florida Income Fund, L.P. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.




                                                COOPERS & LYBRAND L.L.P.


Fort Myers, Florida
March 20, 1997

FLORIDA INCOME FUND, L.P.
BALANCE SHEETS
December 31, 1996 and 1995

              ASSETS                                                          1996                1995
                                                                         ------------------- -------------------
CURRENT ASSETS
   Cash and cash equivalents                                             $   334,144         $    72,979
   Accounts receivable, trade                                                 54,295              21,993
   Prepaid expenses and other                                                 86,025              60,457
                                                                         ------------------- -------------------
     Total current assets                                                    474,464             155,429
                                                                         ------------------- -------------------

RENTAL PROPERTIES, net                                                     7,544,846           8,187,168
                                                                         ------------------- -------------------

INTANGIBLE ASSETS
   Deferred loan costs, net                                                   70,001             119,022
                                                                         ------------------- -------------------

      Total assets                                                       $ 8,089,311         $ 8,461,619
                                                                         =================== ===================

  LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
   Current maturities of notes and mortgages payable                     $ 3,183,070         $ 2,573,342
   Current maturities of notes payable to affiliates                       1,400,000                   0
   Accounts payable                                                           59,273              52,122
   Accrued expenses                                                           80,249              67,899
   Customer and security deposits                                            141,063             128,605
   Deposit on sale of rental property                                        425,883             329,323
                                                                         ------------------- -------------------
      Total current liabilities                                            5,289,538           3,151,291
                                                                         ------------------- -------------------

NOTES AND MORTGAGES PAYABLE
   Notes and mortgages payable, less current maturities                    1,648,231           2,326,353
   Notes and mortgages payable to affiliates, less current maturities              0           1,400,000
                                                                         ------------------- -------------------
      Total notes and mortgages payable                                    1,648,231           3,726,353
                                                                         ------------------- -------------------

PARTNERS' CAPITAL
   General partners deficiency                                              (113,913)            (92,291)
   Limited partners, 5,005 limited partnership units authorized;
        5,005 issued and outstanding                                       1,265,455           1,676,266
                                                                         ------------------- -------------------
      Total partners' capital                                            $ 1,151,542         $ 1,583,975
                                                                         ------------------- -------------------
      Total liabilities and partners' capital                            $ 8,089,311         $ 8,461,619
                                                                         =================== ===================

The accompanying notes are an integral part of these financial statements.

FLORIDA INCOME FUND, L.P.
STATEMENTS OF INCOME
years ended December 31, 1996, 1995 and 1994



                                                                          1996             1995               1994
                                                                  ----------------  ----------------  -----------------
Revenues
   Rental income                                                   $   2,305,736      $  2,041,407       $  1,913,524
   Tenant reimbursements                                                 157,069           168,776            165,469
   Interest income                                                         7,162                55                 37
                                                                  ----------------  ----------------  -----------------

                                                                       2,469,967         2,210,238          2,079,030
                                                                  ----------------  ----------------  -----------------

Expenses
   Property operating expenses                                         1,078,297         1,018,268            906,438
   Interest expense                                                      556,858           589,648            465,248
   Interest expense - affiliates                                         168,000           163,725            172,027
   Depreciation                                                          454,860           324,214            311,631
   Property taxes                                                        143,090           146,292            150,487
   Bad debt expense                                                        8,374                 0              5,190
   Loss on impairment of asset                                           229,500                 0                  0
   Loss on disposal of fixed assets                                            0            45,116                  0
                                                                  ----------------  ----------------  -----------------

                                                                       2,638,979         2,287,263          2,011,021
                                                                  ----------------  ----------------  -----------------

      Net income (loss)                                            $    (169,012)     $    (77,025)      $     68,009
                                                                  ================  ================  =================

Net income (loss) allocated to general partner                     $      (8,451)     $     (3,851)      $      3,400
                                                                  ================  ================  ================

Net income (loss) allocated to limited partners                    $    (160,561)     $    (73,174)      $     64,609
                                                                  ================  ================  =================

Net income (loss) per limited partner unit                         $      (32.08)     $     (14.62)      $      12.91
                                                                  ================  ================  =================

Distributions per limited partner unit                             $       50.00      $      20.00       $      45.00
                                                                  ================  ================  ================
Weighted average limited partner units outstanding                         5,005             5,005              5,005
                                                                  ================  ================  ================

The accompanying notes are an integral part of these financial statements.

FLORIDA INCOME FUND, L.P.
STATEMENTS OF PARTNERS' CAPITAL
years ended December 31, 1996, 1995, and 1994




                                                                      GENERAL           LIMITED
                                                                      PARTNERS          PARTNERS          TOTAL
                                                                   ---------------   ----------------  ----------------
Balances, January 1, 1994                                           $  (74,719)       $ 2,010,156       $ 1,935,437

   Net income                                                            3,400             64,609            68,009

   Distributions                                                       (11,853)          (225,225)         (237,078)
                                                                   ----------------  ----------------  ----------------
Balances, December 31, 1994                                            (83,172)         1,849,540         1,766,368

    Net loss                                                            (3,851)           (73,174)          (77,025)

   Distributions                                                        (5,268)          (100,100)         (105,368)
                                                                   ----------------  ----------------  ----------------
Balances, December 31, 1995                                            (92,291)         1,676,266         1,583,975

   Net loss                                                             (8,451)          (160,561)         (169,012)

   Distributions                                                       (13,171)          (250,250)         (263,421)
                                                                   ----------------  ----------------  ----------------
Balances, December 31, 1996                                        $  (113,913)      $  1,265,455      $  1,151,542
                                                                   ================  ================  ================

The accompanying notes are an integral part of these financial statements.

FLORIDA INCOME FUND, L.P.
STATEMENTS OF CASH FLOWS
years ended December 31, 1996, 1995 and 1994

                                                                        1996              1995              1994
                                                                   ----------------  ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                               $    (169,012)    $       (77,025)  $        68,009
   Adjustments to reconcile net income (loss) to net cash
        provided by operating activities
      Amortization of loan cost                                           49,020              30,690            13,872
      Depreciation                                                       454,860             324,211           311,631
      Bad debt                                                             8,374                   0             5,190
      Loss on disposal of rental property improvements                         0              45,116                 0
      Loss on impairment of rental property                              229,500                   0                 0
      (Increase) decrease in:
        Accounts receivable                                              (32,302)             17,121            (3,609)
        Prepaid expenses and other                                       (33,942)            (10,217)          (19,323)
      Increase (decrease) in:
        Accounts payable and accrued expenses                             19,502            (196,273)           90,213
        Customer and security deposits                                    12,458              31,538            13,850
                                                                   ----------------  ----------------  ----------------
           Net cash provided by operating activities                     538,458             165,161           479,833
                                                                   ----------------  ----------------  ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Improvements to rental properties                                     (42,038)           (924,987)         (346,224)
   Rental property sale deposit                                           96,560             329 323                 0
                                                                   ----------------  ----------------  ----------------
           Net cash used in investing activities                          54,522            (595,664)         (346,224)
                                                                   ----------------  ----------------  ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments under line-of-credit agreement                                   0                   0          (111,000)
   Proceeds of borrowings from unaffiliated companies                          0             150,000         2,225,000
   Proceeds of borrowings from affiliates                                      0           1,400,000                 0
   Repayments of borrowings to unaffiliated companies                    (68,394)            (56,247)       (1,461,307)
   Repayment of borrowings to affiliate                                        0          (1,350,000)                0
   Loan origination fees paid                                                  0             (57,318)          (96,749)
   Partner distributions paid                                           (263,421)           (105,368)         (237,078)
                                                                   ----------------  ----------------  ----------------
           Net cash provided by (used in)
                financing activities                                    (331,815)            (18,933)          318,866
                                                                   ----------------  ----------------  ----------------
Net increase (decrease) in cash and cash equivalents                     261,165            (449,436)          452,475

Cash and cash equivalents at beginning of year                            72,979             522,415            69,940
                                                                   ----------------  ----------------  ----------------
Cash and cash equivalents at end of year                           $     334,144     $        72,979   $       522,415
                                                                   ================  ================  ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
      Interest on borrowings--affiliates                           $     126,000     $       206,863   $       131,194
      Interest on borrowings--other                                      507,838             556,653           451,376
                                                                   ----------------  ----------------  ----------------
                                                                   $     633,838     $       763,516   $       582,570
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

          RENTAL PROPERTIES

          In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of" (SFAS 121). The Statement requires that long-lived assets and certain identifiable intangibles to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. In assessing recoverability, estimates of future cash flows expected to result from the use of the asset and its eventual disposition should be used. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss should be recognized based on the value of the asset. Management has reviewed the partnership's property holdings and believes that an impairment of the Corporate Park property exists. A loss of $229,500 on impairment of the Corporate Park property has been recognized in the year ended December 31, 1996.

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

          PER UNIT INCOME: Per unit income is based on the weighted average number of units outstanding for the years ended December 31, 1996, 1995 and 1994.

          CASH EQUIVALENTS: For purposes of the statement of cash flows, the Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

          FAIR VALUE OF FINANCIAL INSTRUMENTS: The recorded value for cash and cash equivalents approximates fair value because of the short maturity of these instruments. The fair value of the Partnership's short and long-term notes and mortgages payable at December 31, 1996, based upon market rates, approximates the amounts disclosed in Footnote 4.

          RECLASSIFICATIONS: Certain amounts in the 1995 and 1994 financial statements have been reclassified to conform to the current year presentation. These reclassifications have no effect on the net income or partners' capital previously reported.

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



2.     RENTAL PROPERTIES:

       Rental properties consisted of the following at December 31:

                                                  1996               1995
                                            ----------------  ----------------
        Land                                $     2,429,433   $     2,429,433
        Buildings and improvements                8,888,711         8,846,673
        Loss on impairment of asset                (229,500)                0
                                            ----------------  ----------------
                                                 11,088,644        11,276,106
        Accumulated depreciation                 (3,543,798)       (3,088,938)
                                            ----------------  ----------------
        Rental properties, net                    7,544,846         8,187,168
                                            ================  ================



       Two properties, Gallery Motel and the Villas Plaza, were sold subsequent to year end (See Note 6). The carrying value of these properties at December 31, 1996 was $4,251,355.

       Depreciation expense was $454,860, $324,214 and $311,631 for 1996, 1995 and 1994, respectively.

       The leases at Edison Square, Villas Plaza and Corporate Park are noncancelable leases. Based on the terms of the leases in existence at December 31, 1996, future minimum annual rentals from these leases over the next four years, and in the aggregate, will be approximately as follows:

              1997                                $       718,285
              1998                                        514,640
              1999                                        248,425
              2000                                         32,136
                                                  ----------------
                                                  $     1,513,486
                                                  ================


3.     DEFERRED LOAN COSTS:

       Deferred loan costs at December 31 are as follows:

                                             1996              1995
                                             ----------------  ----------------
        Loan costs                           $       122,182   $       147,597
        Accumulated amortization                     (52,181)          (28,575)
                                             ----------------  ----------------
                                             $        70,001   $       119,022
                                             ================  ================


       Additions to deferred loan costs relate to modifications of note terms and other refinancing transactions during the years ended December 31, 1996 and 1995. Certain loan costs became fully amortized during the years ended December 31, 1996 and 1995 and, therefore, were written off. Amortization expense was $49,020, $30,690 and $13,872 for 1996, 1995 and 1994, respectively.

4.     NOTES AND MORTGAGES PAYABLE:

       Notes and mortgages payable consisted of the following at December 31:

                                                                      1996              1995
                                                                 ----------------  ----------------
Unaffiliated debt:
  Note and mortgage payable to banks:
     Mortgage payable with monthly payments of $3,400 plus
       interest at prime plus 1.5%, balloon payment of
       approximately $2,494,400 due March 1997,
       prime rate at December 31, 1996 was 8.25%                 $2,504,947  $  2,545,747

     Installment loan payable with monthly payments of $334
       including interest at 6.5%, final payment due May 1997         1,642       5,408
                                                                 ----------  ----------------
          Total note and mortgage payable to banks                2,506,589     2,551,155
                                                                 ----------  -------------
  Other mortgages payable:
     Mortgage payable with monthly payments of $16,895 including
       interest at 10.6%, final payment due October 2001          1,674,712     1,698,540

     Mortgage payable with interest payable quarterly at 12%
       balloon payment of entire principal plus accrued interest
       due October 1997                                             650,000       650,000
                                                                 ----------  -------------
          Total other mortgages payable                           2,324,712     2,348,540
                                                                 ----------  -------------

ffiliated debt:
  Notes and mortgages payable to affiliates:
     Mortgage payable with interest payable quarterly at 12%,
       balloon payment of entire principal plus accrued interest
       due December 1997, collateralized by first mortgage        1,400,000     1,400,000
                                                                 ----------  -------------
          Total affiliated debt                                   1,400,000     1,400,000
                                                                 ----------  -------------
          Total notes and mortgages payable                       6,231,301     6,299,695

  Less current maturities                                        (4,583,070)   (2,573,342)
                                                                 ----------  -------------
          Total long-term debt less current maturities           $1,648,231   $ 3,726,353
                                                                 ==========  =============

       Long-term portions of notes and mortgages payable are scheduled to mature approximately as follows:

              1997                        $     4,583,070
              1998                                 29,428
              1999                                 32,704
              2000                                 36,344
              Thereafter                        1,549,755
                                         ----------------
                                          $     6,231,301
                                         ================

       All rental properties are pledged as collateral for mortgages payable, as are rents and receivables related to Corporate Park, Edison Square, and Villas Plaza.


5.     RELATED PARTY TRANSACTIONS:

       The Partnership participated in the following related party transactions:

       The General Partners and their affiliates are entitled to receive compensation for leasing and management fees in an amount not to exceed 6% of gross revenues produced by commercial Partnership properties. For the years ending December 31, 1996, 1995 and 1994, the General Partners and their affiliates received fees of $106,235, $133,256 and $124,535 respectively.

       The General Partners and their affiliates are also entitled to reimbursement of costs (including amounts of any salaries paid to employees and officers of a General Partner or its affiliates) directly attributable to the operation of the Partnership which could have been obtained from independent parties. Expenses amounting to 403,615, $343,530, and $304,072 were incurred during the years ended December 31, 1996, 1995 and 1994, respectively, of which the following amounts were included in accounts payable and accrued expenses:

                                                 1996     1995     1994
                                                 -------  -------  --------
        Amounts included in accounts payable     $25,829  $10,562  $106,114
                                                 =======  =======  ========
        Amounts included in accrued expenses     $18,279  $     0  $ 40,833
                                                 =======  =======  ========

6.     SUBSEQUENT EVENT:

       The Partnership sold the Seaside Inn (formerly the Gallery Motel) on January 6, 1997 at a price of $6,485,000. The carrying value of the property was $2,529,871 at December 31, 1996. Selling expenses totaled approximately $75,000, resulting in a gain of approximately $3,880,000. The first mortgage of approximately $2,500,000 was assumed by the buyer. Proceeds of approximately $650,000 and $514,000 were used to pay the remaining principal on the second mortgage and related property outstanding liabilities, respectively. Approximately $2,724,000 was available for distribution to partners. Revenues and net income for the Seaside Inn for the year ended December 31, 1996 were approximately $1,400,000 and $43,000, respectively.

       In addition, the Partnership sold the Villas Plaza property on March 20, 1997 at a price of $1,900,000. The carrying value was approximately $1,700,000 at date of sale. Selling and related expenses totaled approximately $195,000 resulting in no gain or loss. The first mortgage of approximately $1,075,000 was paid off with closing proceeds. Approximately $620,000 was available for distribution to partners. Revenues and net loss for the Villas Plaza property for the year ended December 31, 1996 were approximately $377,000 and $(9,000), respectively.
                                     23

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


                                        COOPERS & LYBRAND L.L.P.




Fort Myers, Florida
March 20, 1997

                            FLORIDA INCOME FUND, L.P.
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER, 31, 1996

  COL. A         COL. B             COL. C                   COL. D                          COL. E
                                                         COST CAPITALIZED                GROSS AMT AT
                                   INITIAL COST            SUBSEQUENT TO                 WHICH CARRIED AT
                                  TO PARTNERSHIP            ACQUISITION                  CLOSE OF PERIOD
                               -----------------------  -------------------------        ----------------
                                          BLDGS. &                  CARRYING             BLDGS &
DESCRIPTION      ENCUMBRANCES  LAND       IMPROVEMENTS IMPROVEMENTS COSTS    LAND        IMPROVEMENTS        TOTAL
-----------      ------------  ----       ------------ ------------ -------- ----        ----------------    -----
Edison Square
Shopping Center
Ft. Myers, FL    $1,674,712    $  665,360 $2,661,440   $  517,915   $-0-     $  665,360  $3,179,355          $ 3,844,715

Corporate Park
Office Complex                                                                                  (b)
Ft. Myers, FL(a)    335,000       263,000    789,000      180,794    -0-        263,000     740,294            1,003,294

Gallery Motel
(Now Seaside Inn)
Sanibel, FL
(32 Unit Motel)   3,156,589       814,918  1,301,082    1,457,945    -0-        814,918   2,759,027            3,573,945

Villas Plaza
Shopping Center
Ft. Myers, FL(a)  1,065,000       686,155  1,119,845      860,690    -0-        686,155   1,980,535            2,666,690
                 ----------    ---------- ----------   ----------   ----     ----------  ----------          -----------

TOTALS           $6,231,301    $2,429,433 $5,871,367   $3,017,344   $-0-    $2,429,433   $8,659,211          $11,088,644
                 ==========    ========== ==========   ==========   ====    ==========   ==========          ===========

  COL. A             COL. F         COL. G       COL. H       COL. I


                                                               LIFE IN WHICH
                                                               DEPRECIATION IN
                                                               LATEST INCOME
                     ACCUMULATED   DATE OF        DATE         STATEMENT IS
DESCRIPTION          DEPRECIATION  CONSTRUCTION   ACQUIRED     COMPUTED
-----------          ------------  ------------   --------     ---------------
Edison Square
Shopping Center
Ft. Myers, FL        $1,171,609    1984           10/19/84     40 years

Corporate Park
Office Complex
Ft. Myers, FL(a)        382,909    1984           04/15/85     40 years

Gallery Motel
(Now Seaside Inn)
Sanibel, FL
(32 Unit Motel)       1,044,080    1965           06/27/85     30 years

Villas Plaza
Shopping Center                    1963-
Ft. Myers, FL(a)        945,200    1978           12/06/85     30 years
                     ----------
TOTALS               $3,543,798
                     ==========

SEE ACCOMPANYING NOTES TO SCHEDULE III

(a) = $1,400,000
(b) = This includes a loss on impairment in the amount of $229,500 to reflect the net realizable value.

                           FLORIDA INCOME FUND, L. P.
                             NOTES TO SCHEDULE III
                                DECEMBER 31, 1996
                    REAL ESTATE AND ACCUMULATED DEPRECIATION


Balance as of 12/31/93                                             $10,148,098

    Additions During Period:

         Acquisitions through foreclosures        $       0
         Other Acquisitions                               0
         Improvements, etc                          398,777            398,777
                                                  ---------        -----------
Balance as of 12/31/94                                              10,546,875

    Additions During Period:

         Acquisitions through foreclosures                0
         Other Acquisitions                               0
         Improvements, etc                          924,991            924,991
                                                  ---------
    Deletions during period:

         Improvements, etc                         (195,760)          (195,760)
                                                  ---------        -----------
Balance as of 12/31/95                                              11,276,106

     Additions During Period:

         Acquisitions through foreclosures                0
         Other Acquisitions                               0
         Improvements, etc.                          42,038
         Impairment of value                       (229,500)          (187,462)
                                                  ---------        -----------
Balance as of 12/31/96                                             $11,088,644
                                                                   ===========

                            FLORIDA INCOME FUND, L.P.
                             NOTES TO SCHEDULE III
                                DECEMBER 31, 1996
                    REAL ESTATE AND ACCUMULATED DEPRECIATION


Balance as of 12/31/93                                             $2,603,736

    Depreciation expense for 1994                 $ 311,631           311,631
                                                  ---------        ----------
Balance as of 12/31/94                                              2,915,367

    Depreciation expense for 1995                   324,214

                                                   (150,643)          173,571
                                                  ---------        ----------
Balance as of 12/31/95                                              3,088,938

    Depreciation expense for 1996                   454,860           454,860
                                                  ---------        ----------
Balance as of 12/31/96                                             $3,543,798
                                                                   ==========

                            FLORIDA INCOME FUND, L.P.
                             NOTES TO SCHEDULE III
                                DECEMBER 31, 1996
                    REAL ESTATE AND ACCUMULATED DEPRECIATION


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

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         (A) AND (B) IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

The Partnership, as an entity, does not have any directors or officers. The Managing General Partner is Mariner Capital Management, Inc. (located at 12800 University Dr., Ste. 675, Fort Myers, Florida 33907), a Florida corporation formed for the purpose of becoming the general partner in limited partnerships formed principally to invest in real estate. The Managing General Partner is a wholly owned subsidiary of The Mariner Group, Inc., an Ohio corporation (referred to herein as "Mariner Group"). The executive officers/directors of the Managing General Partner as of December 31, 1996, were as follows: Robert
M. Taylor, Timothy R. Bogott, Lawrence A. Raimondi and Joe K. Blacketer.

Each of the officers named above, except Joe K. Blacketer, has served as an officer of the Mariner Capital Management, Inc., since its incorporation on July 11, 1983. Joe K. Blacketer replaced Michael J. Scullion as a
Secretary/Treasurer as of May 1, 1996.

MCD Real Estate, Inc. (located at 800 Superior Avenue, Suite 2100, Cleveland, Ohio 44114) (referred to herein as "MCD") is a Co-General Partner. MCD is an Ohio corporation and a wholly owned subsidiary of McDonald & Company Securities, Inc., the Managing Dealer of the offering. McDonald & Company Securities, an Ohio corporation, is a wholly owned subsidiary of McDonald & Company Investments, Inc., a publicly-traded Delaware corporation listed on the New York Stock Exchange. MCD was formed in February of 1981 for the principal purpose of becoming the general partner of limited partnerships formed to provide equity financing for various real estate projects. The directors and officers of MCD as of December 31, 1996, were as follows: James
C. Redinger, Thomas M. O'Donnell and Richard R. Cundiff.

         (C) IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES

         Not applicable

         (D) FAMILY RELATIONSHIP

         Not applicable

         (E) BUSINESS EXPERIENCE

     ROBERT M. TAYLOR: Age 55, is Chairman of the Board and a Director of the Managing General Partner. He founded Mariner Group in 1971 and served as its President until his election as Chairman and Chief Executive Officer of Mariner Group in 1979. He also serves as an officer or director of various other Affiliates of Mariner Group. Mr. Taylor is a Director of Acme-Cleveland Corporation, Cleveland, Ohio, a manufacturer of machine tools; Barnett Bank of Fort Myers, Fort Myers, Florida; MIL- COM Electronics Corporation, San Antonio, Texas; Florida Council of 100; the Fort Myers Chamber of Commerce, and Chairman of the Business Development Corporation of Southwest Florida, Fort Myers, Florida. Since 1971, Mr. Taylor has directed the completion of over 30 real estate developments in Lee County, Florida. Prior to 1971, Mr. Taylor was a management consultant employed by McKinsey & Company, Inc., Cleveland, Ohio.

     TIMOTHY R. BOGOTT: Age 50, is a Director and the former President of the Managing General Partner. He was involved in all aspects of the organization and management of Florida Income Fund, L.P., Florida Income Fund II and Florida Income Fund III until January 1994 when he became President of South Seas Resorts Company. He joined Mariner Group in 1976 and has held the positions of Project Manager and Director of Administration and Secretary/Treasurer. Prior to 1976, Mr. Bogott was employed as an Assistant Vice President of Palmetto Federal Savings and Loan Association, Fort Myers, Florida (1974-1976) and held various management positions with the First National Bank of Fort Myers (1970-1974). Mr. Bogott was elected Secretary/Treasurer of Mariner Group in 1979 and Vice President -Finance in 1983. Mr. Bogott is also President of Mariner Capital Investment Corporation and is an officer or director of various other Affiliates of Mariner Group.

     LAWRENCE RAIMONDI: Age 49, is President and Director of the Managing General Partner. He became President in January 1994 after serving as Executive Vice President in charge of property acquisitions and financing of partnership debt. He was involved in all property acquisitions for Florida Income Fund, L.P., Florida Income Fund II and Florida Income Fund
     III. He joined Mariner Group in 1981 and served as Director of Project Finance until joining the general partner. He was employed in the Real Estate Department of Mellon Bank from 1969 to 1981 in various capacities with his most recent position being a Commercial Mortgage Officer.

     JOE K. BLACKETER: Age 44, is the Secretary/Treasurer of the Managing General Partner. Mr. Blacketer has been a Certified Public Accountant since 1983. He is a member of the American Institute of Certified Public Accounts (AICPA), and a member of the Florida Institute of Certified Public Accountants (FICPA). Mr. Blacketer joined Mariner Group in 1983. Mr. Blacketer was employed by Coopers & Lybrand, CPA's (1979-1983) prior to that time.

     JAMES C. REDINGER: Age 60. Mr. Redinger joined McDonald & Company (a partnership that transferred all of its assets to McDonald & Company Securities, Inc.) in March 1974, becoming a partner in 1977, working in the area of corporate underwriting and syndication of real estate and oil and gas ventures. He has had extensive experience in site selection, cost projections of both commercial and residential real estate projects and the syndication of such projects through limited partnerships. Mr. Redinger has served as Chairman of the District Nine Committee of the National Association of Securities Dealers, Inc., is a Vice President and a Director of MCD Oil and Gas Company, Inc., a Director of McDonald
     & Company Venture Capital, Inc., a Director of McDonald & Company Securities, Inc., and a Managing Director of McDonald & Company Securities, Inc.

     THOMAS M. O'DONNELL: Age 61. Mr. O'Donnell joined McDonald & Company in 1965 in the Corporate Finance Department. Mr. O'Donnell became a partner of McDonald & Company in 1968 and has been a member of its Policy
     Committee since 1971. Mr. O'Donnell is a Chartered Financial Analyst and a member of the Cleveland Society of Security Analysts. Mr. O'Donnell is a director of Seaway Food Town, Inc., Maumee, Ohio, a grocery retailer. Mr. O'Donnell is Chief Executive Officer and Chairman of the Board of McDonald & Company Investments, Inc., Chief Executive Officer and Chairman of the Board of McDonald, which operates an insurance agency; a Director of MCD Oil & Gas Company, Inc., a Director of McDonald & Company Venture Capital, Inc.; and a Director of McDonald Financial Services.

     RICHARD R. CUNDIFF, III: Age 37. Mr. Cundiff joined McDonald & Company in December 1982 and has assisted in the development of the Real Estate and Specialty Finance Department. Specializing in real estate and oil and gas investment banking, his responsibilities include structuring, marketing and monitoring investments in these particular areas. Mr. Cundiff is a First Vice President of McDonald & Company.

         (F) INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

     No director or officer of the Managing General Partner was involved in any event during the past five years which would be responsive to this question.

ITEM 11.  EXECUTIVE COMPENSATION

          (A) CURRENT REMUNERATION OF GENERAL PARTNERS, THEIR DIRECTORS AND OFFICERS

          No direct remuneration was paid or payable by the Partnership for the period ended December 31, 1996, to directors or officers of the General Partners. During the period ended December 31, 1996, 1995 and 1994, the remuneration paid to the affiliates of the General Partners was as follows:

              /bullet/ During 1994 and 1993, entered into financing agreements in the aggregate amount of $1,850,000 and $1,350,000, respectively, with an affiliated partnership of which MCM is general partner. These loans were obtained to repay the unsecured note payable to the Mariner Group, Inc., the Parent of the Managing General Partner, in the aggregate amount of $612,212, to finance improvements to Villas Plaza and the Gallery Motel and to refinance the debt on Corporate Park in the amount of $607,511. Interest expense incurred during 1994 and 1993, on these notes was $172,027 and $162,000, respectively.

              /bullet/ Management fees totalling $106,235, $133,256 and $124,535 were paid to the Managing General Partner or its affiliates for 1996, 1995 and 1994.

              /bullet/ The General Partners and their affiliates are also entitled to reimbursement for expenses (including amounts of any salaries paid to employees and officers of a General Partner or its affiliates) directly attributable to the operation of the Partnership which could have been obtained from independent parties. Expenses amounting to $403,615, $343,536 and $304,072 were incurred during the years ended December 31, 1996, 1995 and 1994, respectively. Amounts due to related parties, and included in accounts payable and accrued expenses at December 31, 1996 and 1995 are $44,108 and $10,562. A portion of this amount is for the payment of insurance premiums which are collected by Mariner Group, Inc. (for all Mariner affiliates) and paid to the carrier on behalf of Florida Income Fund, L.P. The balance is for reimbursement for on-site property management personnel and for reimbursement of other costs for services performed by the general partner or affiliates which the Partnership would be required to pay to third parties for comparable services in the same geographical location.

          In accordance with the Partnership Agreement, net income or loss, prior to recoupment of the partner's original capital investment, is allocated five percent (5%) to the General Partners and ninety-five percent (95%) to the Limited Partners as a class. Subsequent to recoupment, income or loss is allocated twenty percent (20%) to the General Partners and eighty per cent (80%) to the Limited Partners as a class.
                                       32

          (B) PROPOSED REMUNERATION

          Except for the payment of acquisition fees and the allocation of net income or loss as described above, the Partnership has no ongoing plan r arrangement to compensate the persons and entities named above. However, the Managing General Partner or its affiliates may receive leasing and management fees in connection with the management of the Partnership's properties, subject to the limitations described herein below.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

See Note 5, Related Party Transactions in Notes to the Financial Statements, on page 23 under Item 8.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (A) 1. FINANCIAL STATEMENT SCHEDULES

         The following Financial Statement Schedules of the Partnership are included in Part II, Item 8:

                                                                         PAGE
                                                                         ----
               Report of Independent Accountants                           13

               Balance Sheets as of December 31, 1996 and 1995             14

               Statements of Income for each of the three years
               ended December 31, 1996, 1995 and 1994                      15

               Statements of Partners' Capital for each of the
               three years ended December 31, 1996, 1995 and 1994          16

               Statements of Cash Flows for each of the three years
               ended December 31, 1996, 1995 and 1994                      17

               Notes to Financial Statements                          18 - 23

               Report of Independent Accountants on Schedule III           24

               Schedule III Real Estate and Accumulated Depreciation  25 - 28

               Schedules Omitted:

               Other schedules have been omitted because of the absence of conditions under which they are required or because the required information is included in the Financial Statements and Notes thereto.

        (A) 2. EXHIBITS

               EXHIBIT 27 - Financial Data Schedule (for SEC use only)

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

                                    FLORIDA INCOME FUND, L.P.
                                    (Registrant)
                                    March 29, 1996

                                    By: /s/ LAWRENCE A. RAIMONDI
                                    ------------------------------------------
                                    LAWRENCE A. RAIMONDI
                                    President, Director and CEO
                                    Mariner Capital Management, Inc.
                                    (Principal Executive Officer)

                                    By: /s/ JOE K. BLACKETER
                                    ------------------------------------------
                                    JOE K. BLACKETER
                                    Mariner Capital Management, Inc.
                                    (Principal Financial and Accting Officer)