Form 10-Q
period 1997-03-31
FLORIDA INCOME FUND LP
filed 1997-05-13
CIK 737829

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

                           FORM 10-Q

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR PERIOD ENDING MARCH 31, 1997.

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

     None

The registrant has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days.

                   FLORIDA INCOME FUND, L.P.
                             INDEX

PART I


    FINANCIAL INFORMATION                            PAGE NO.

    Balance Sheets at March 31, 1997
    and December 31, 1996 . . . . . . . . . . . . . . . . . .3


    Statements of Income for the Three
    Months Ended March 31, 1997 and 1996. . . . . . . . . . .4


    Statements of Cash Flows for the Three
    Months Ended March 31, 1997 and 1996. . . . . . . . . . .5


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
                               BALANCE SHEETS
                                 (Unaudited)

                                         March 31        Dec. 31
                                         1997            1996
                                         _______________________
ASSETS

Current Assets
    Cash                                    141,010        334,144
    A/R Trade                                57,994         54,295
    Prepaid Expenses and Other               54,427         86,025
                                         __________      _________
    Total Current Assets                    253,431        474,464

Rental Properties, Net of Accumulated
    Depreciation of $1,591,124 at
    03/31/97 and $3,543,798 at 12/31/96   3,256,885      7,544,846

Intangible Assets
    Deferred Loan Costs                      57,254         70,001
                                         __________      _________
Total Assets                              3,567,570      8,089,311

LIABILITIES AND PARTNER'S CAPITAL

Current Liabilities
    Current maturities of notes
      and mortgages payable               1,668,352      3,183,070
    Accounts Payable - Trade                  3,392         59,273
    Accrued Expenses                          3,841         80,249
    Customer and Security Deposits           15,290        141,063
    Deposit on Sale of Rental Property            0        425,883
                                         __________      _________
    Total Current Liabilities             1,690,875      3,889,538

NOTES AND MORTGAGES PAYABLE                       0      1,648,231
NOTES AND MORTGAGES PAYABLE TO AFFILIATES   280,000      1,400,000

PARTNERS'S CAPITAL
    General Partners Capital               (113,913)      (113,913)
    Limited Partners Capital             (2,168,556)     1,265,455
    Net Income                            3,879,164              0
                                         ___________     __________
    Total Partners Equity                 1,596,695      1,151,542

    Total Liabilities and
    Partners Capital                      3,567,570      8,089,311

See Accompanying Notes to the Financial Statements


                          FLORIDA INCOME FUND, L.P.
                            STATEMENTS OF INCOME
                                 (Unaudited)




                                    For Three Months Ended
                                    03/31/97      03/31/96
                                    ______________________
REVENUES:

Sale Proceeds                       8,385,000           0
Rental Income                         238,514     787,794
Interest Income                            13           0
                                    _________     _______
    Total Income                    8,623,527     787,794



COSTS AND EXPENSES:

Cost of Sales                       4,462,275           0
Depreciation                           57,411      77,372
Property Expenses                     128,852     327,459
Real Estate Taxes                      11,808           0
Interest and
  Financing costs                      81,329     169,428
  Other Expense                         2,688       8,423
                                    _________     _______
  Total Costs and
  Expenses                          4,744,363     582,682

    Net Income                      3,879,164     205,112










See Accompanying Notes to the Financial Statements

                        FLORIDA INCOME FUND, L.P.
                        STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                For Three Months Ended
                                                03/31/97       03/31/96
                                                ______________________
Cash flows from operating activities

Net Income                                       3,879,164     205,112

Adjustments to reconcile net income to net
 cash provided by operational activities
     Cost of Sales                               4,230,550           0
     Depreciation and Amortization                  70,158      85,795
     (Increase) decrease in accounts receivables    (3,699)     (1,923)
(Increase) decrease in prepaid expenses             31,598     (32,844)
     Increase (decrease) in accounts
      payable and accrued expenses                (132,289)     89,494
     Increase (decrease) in security deposits     (125,773)      8,928
                                                ___________    ________
Net cash flows provided by operating activities  7,949,709     354,562

Cash flows from investing activities
     Improvements to rental properties                   0      (6,937)
                                                ___________    ________
     Net cash used in investing activities               0      (6,937)

Cash flows from financing activities
     Repayments of long term borrowings
      to affiliated companies                   (1,120,000)           0
     Repayment of long term borrowings
      to unaffiliated companies                 (3,162,949)    (16,841)
     Loan origination fees paid                        -0-           0
     Partner distributions paid                 (3,434,011)    (39,463)
     Deposit on Sale                              (425,883)          0
                                                ___________    ________
     Net cash flows used by financing actvities (8,142,843)    (56,304)

     Net increase (decrease) in cash              (193,134)    291,321

     Cash December 31                              334,144      72,979

     Cash March 31                                 141,010     364,300


See Accompanying Notes to the Financial Statements

                   FLORIDA INCOME FUND, L.P.
                 NOTES TO FINANCIAL STATEMENT
                        MARCH 31, 1997
                          (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all disclosures necessary for a fair presentation of the Partnerships' financial position, results of operations and cash flows in conformity with generally accepted accounting principles, as set forth in the Partnerships' Form 10-K for the period ended December 31, 1996. In management's opinion, all adjustments have been made to the financial statements necessary for a fair presentation of interim periods presented.


NOTE 2 - RELATED PARTY TRANSACTIONS

During the three month period ended March 31, 1997, and March 31, 1996, the Partnership paid $4,754 and $5,162 in Management Fees to Mariner Capital Management, Inc., the Managing General Partner, in accordance with the Partnership Agreement. These expenses are included in the property expenses. The General Partners and their affiliates are also entitled to reimbursement of costs (including amounts of any salaries paid to employees or its affiliates) directly attributable to the operation of the Partnership that could have been provided by independent parties. Costs amounting to $11,147 were incurred during the first quarter of 1997. This compares to $6,450 of costs that were incurred during the first quarter of 1996.


NOTE 3 - BALANCE SHEET

The Balance Sheet at December 31, 1996, has been taken from the Audited Financial Statements at that date.


NOTE 4- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Liquidity

The Partnership's cash position including interest bearing deposits at March 31, 1997, was $141,010. This compares to its cash position of $334,144 at December 31, 1996. At March 31,
1996, the Partnership's cash position was $364,300.

The increase in cash from December 31, 1996, to March 31, 1997, was primarily due to the following factors. Cash provided by operations was $7,949,709, payments for property improvements were $0, principal pay downs of debt totalled $4,282,949. Partner distributions totalled $3,434,011. The Partnership's total investment in properties for its portfolio at March 31, 1997, was $4,848,009. This compares to its total property investment at December 31, 1996 of $11,088,644.

The management company, South Seas Resorts Company (SSRC), an affiliate of the general partner signed an option agreement to acquire the Seaside Inn on or before January 1997, at a price of $6,485,000. This price assumed renovations of $335,000 of which $330,000 has been funded to date. Since the transaction was between affiliated companies, the general partner was required to seek approval from the limited partners of (1) the option terms and (2) an amendment of the partnership agreement to permit the sale to an affiliate. That approval was solicited in August 1996. Once approved the transaction still represented an option, however SSRC closed on the purchase of this property in January 1997 as reported in an 8-K filed January 15, 1997. The sale generated approximately $2,725,000 which was available for distribution to the partners.

The Partnership sold the Villas Plaza to an unrelated purchaser on March 20, 1997 at a price of $1,900,000 as reported in an 8-K filed on April 2, 1997. The sale generated approximately
$620,000 which was available for distribution to the partners.

The sale of Seaside Inn and the Villas Plaza resulted in a material reduction in both partnership assets, partnership debt and partnership liquidity.

Other than as discussed herein, there are no known trends, demands, commitments, events or uncertainties that in management's opinion, will result or are reasonably likely to result in the registrant's liquidity increasing or decreasing in any material way.

Capital Resources

The Partnerships outstanding debt as of march 31, 1997 was $1,948,352. This compares to debt outstanding December 31, 1996 of $6,231,301. The Partnership had $6,282,854 of outstanding debt at March 31, 1996.

Results of Operations

The Partnership's net income for the three months ended March 31, 1997, was $3,879,164. This compares with net income of $205,112 for the same period a year ago.

The major variances from a year ago are due primarily to the sale of the two properties referenced above.

For the three month period ended March 31, 1996, total revenue increased by $7,835,733 as compared to the same period one year ago. This increase was primarily attributable to the property sales.

Corporate Park's and Edison Square's revenue increased mainly due to increases in lease rates. At March 31, 1997, Corporate Park was 100% occupied, and Edison Square was 93% occupied.

For the three months ended March 31, 1997, depreciation expense has decreased by $19,961.

Property expenses decreased $186,799 for the three month period primarily because of the sales of the Seaside Inn and the Villas
Plaza.

For the three months, interest expense has decreased $88,099 mainly due to a decrease in the amount of outstanding debt.

The Partnership indebtedness decreased by $4,334,502 from the time period March 31, 1996, to March 31, 1997. As of March 31, 1997, the Partnership had an outstanding debt of $1,948,352 compared to $6,282,854 at March 31, 1996. The Partnership's outstanding debt as of December 31, 1996, was $6,231,301. Other expenses decreased $5,735.

Property and equipment has decreased from $11,433,686 at March
31, 1996, to $4,848,009 at March 31, 1997.  Property and
equipment was $11,088,644 as of December 31, 1996.

For the quarter ended March 31, 1997, the cash distribution to partners totalled $3,434,011.

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



                             FLORIDA INCOME FUND, L.P.
                             MARINER CAPITAL MANAGEMENT, INC.
                             MANAGING GENERAL PARTNER
                             (Registrant)





              5/13/97        By: /s/ LAWRENCE A. RAIMONDI
                             --------------------------------
                             Lawrence A. Raimondi
                             President, Director and CEO
                             Mariner Capital Management, Inc.
                             (Principal Executive Officer)






              5/13/97        By: /s/ JOE K. BLACKETER
                             --------------------------------
                             Joe K. Blacketer
                             Secretary/Treasurer
                             Mariner Capital Management, Inc.
                             (Principal Financial and Accounting
                              Officer)