Form 10-Q
period 1997-06-30
FLORIDA INCOME FUND LP
filed 1997-08-12
CIK 737829

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

                           FORM 10-Q

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR PERIOD ENDING JUNE 30, 1997.

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

PART I


    FINANCIAL INFORMATION                            PAGE NO.

    Balance Sheets at June 30, 1997
    and December 31, 1996 . . . . . . . . . . . . . . . . . .3


    Statements of Income for the Three and Six
    Months Ended June 30, 1997 and 1996 . . . . . . . . . . .4


    Statements of Cash Flows for the Six
    Months Ended June 30, 1997 and 1996 . . . . . . . . . . .5


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
                               BALANCE SHEETS
                                 (Unaudited)

                                           June 30        Dec. 31
                                           1997           1996
                                           _______________________
ASSETS

Current Assets
    Cash                                    126,457        334,144
    A/R Trade                                47,877         54,295
    Prepaid Expenses and Other               69,835         86,025
                                          _________      _________
    Total Current Assets                    244,169        474,464

Rental Properties, Net of Accumulated
    Depreciation of $1,627,730 at
    06/30/97 and $3,543,798 at 12/31/96   3,220,279      7,544,846

Intangible Assets
    Deferred Loan Costs                      54,149         70,001
                                          _________      _________
Total Assets                              3,518,597      8,089,311

LIABILITIES AND PARTNER'S CAPITAL

Current Liabilities
    Current maturities of notes
      and mortgages payable                 305,782      3,183,070
    Accounts Payable - Trade                  2,703         59,273
    Accrued Expenses                          7,683         80,249
    Customer and Security Deposits           15,290        141,063
    Deposit on Sale of Rental Property            0        425,883
                                          _________      _________
    Total Current Liabilities               331,458      3,889,538

NOTES AND MORTGAGES PAYABLE               1,636,039      1,648,231
NOTES AND MORTGAGES PAYABLE TO AFFILIATES         0      1,400,000

PARTNERS'S CAPITAL
    General Partners Capital               (119,840)      (113,913)
    Limited Partners Capital             (2,202,217)     1,265,455
    Net Income                            3,873,157              0
                                          _________      _________
    Total Partners Equity                 1,551,100      1,151,542

    Total Liabilities and
    Partners Capital                      3,518,597      8,089,311

See Accompanying Notes to the Financial Statements


                          FLORIDA INCOME FUND, L.P.
                            STATEMENTS OF INCOME
                                 (Unaudited)




                          For Three Months Ended For Six Months Ended
                          06/30/97   06/30/96    06/30/97     06/30/96
                          ________   ________    ________     ________
REVENUES:

Sales Proceeds                  0          0     8,350,000            0
Rental Income             157,215    647,914       395,729    1,435,708
Interest                       14      4,536            27        4,536
                          ________   _______     _________    _________
    Total Income          157,229    652,450     8,780,756    1,440,244


COSTS AND EXPENSES:

Cost of Sales                   0          0     4,462,275            0
Depreciation               36,605     77,373        94,016      154,745
Property Expenses          74,173    315,928       214,833      643,387
Interest and
  Financing costs          49,770    168,957       131,099      338,385
  Other Expense             2,688      8,423         5,376       16,846
                          ________   _______     _________    _________
  Total Costs and
  Expenses                163,236    570,681     4,907,599    1,153,363

    Net Income (Loss)      (6,007)    81,769     3,873,157      286,881










See Accompanying Notes to the Financial Statements

                        FLORIDA INCOME FUND, L.P.
                        STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                 For Six Months Ended
                                                 06/30/97      06/30/96
                                                 ______________________
Cash flows from operating activities

Net Income                                       3,873,157     286,881

Adjustments to reconcile net income to net
 cash provided by operational activities
     Cost of Sales                               4,230,550           0
Depreciation and Amortization                      109,869     171,591
     (Increase) decrease in accounts receivables     6,418     (20,854)
(Increase) decrease in prepaid expenses             16,190     (42,865)
     Increase (decrease) in accounts
      payable and accrued expenses                (129,136)     49,668
     Increase (decrease) in security deposits     (125,773)    (23,970)
                                                   ________    ________
Net cash flows provided by operating activities  7,981,275     420,451

Cash flows from investing activities
     Improvements to rental properties                   0      (3,129)
                                                  _________   _________
     Net cash used in investing activities               0      (3,129)

Cash flows from financing activities
     Repayments of long term borrowings
      to affiliated companies                   (1,120,000)           0
     Repayment of long term borrowings
      to unaffiliated companies                 (3,169,480)    (33,852)
     Loan origination fees paid                        -0-           0
     Partner distributions paid                 (3,473,599)   (105,319)
     Deposit on Sale                              (425,883)          0
                                                ___________   _________
     Net cash flows used by financing activities(8,188,962)    139,171

     Net increase (decrease) in cash              (207,687)    278,151

     Cash December 31                              334,144      72,979

     Cash June 30                                  126,457     351,130


See Accompanying Notes to the Financial Statements

                   FLORIDA INCOME FUND, L.P.
                 NOTES TO FINANCIAL STATEMENT
                         JUNE 30, 1997
                          (Unaudited)

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


NOTE 2 - RELATED PARTY TRANSACTIONS

During the three month period ended June 30, 1997, and June 30, 1996, the Partnership paid $2,321 and $4,677 in Management Fees to Mariner Capital Management, Inc., the Managing General Partner, in accordance with the Partnership Agreement. These expenses are included in the property expenses. The General Partners and their affiliates are also entitled to reimbursement of costs (including amounts of any salaries paid to employees or its affiliates) directly attributable to the operation of the Partnership that could have been provided by independent parties. Costs amounting to $0 were incurred during the second quarter of 1997. This compares to $6,450 of costs that were incurred during the second quarter of 1996.


NOTE 3 - BALANCE SHEET

The Balance Sheet at December 31, 1996, has been taken from the Audited Financial Statements at that date.


NOTE 4- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Liquidity

The Partnership's cash position including interest bearing deposits at June 30, 1997, was $126,457. This compares to its cash position of $334,144 at December 31, 1996. At June 30,
1996, the Partnership's cash position was $351,130.

The decrease in cash from December 31, 1996, to June 30, 1997, was primarily due to the following factors. Cash provided by operations was $7,981,275, payments for property improvements were $0, principal pay downs of debt totalled $4,289,480. Partner distributions totalled $3,473,599. The Partnership's total investment in properties for its portfolio at June 30, 1997, was $4,848,009. This compares to its total property investment at December 31, 1996 of $11,088,644.

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

The sale of Seaside Inn and the Villas Plaza resulted in a material reduction in both partnership assets and partnership debt.

Other than as discussed herein, there are no known trends, demands, commitments, events or uncertainties that in management's opinion, will result or are reasonably likely to result in the registrant's liquidity increasing or decreasing in any material way.

Capital Resources

The Partnerships outstanding debt as of June 30, 1997 was $1,941,821. This compares to debt outstanding December 31, 1996 of $6,231,301. The Partnership had $6,265,843 of outstanding debt at June 30, 1996.

Results of Operations

The Partnership's net income for the six months ended June 30, 1997, was $3,873,157. This compares with net income of $286,881 for the same period a year ago.

The major variances from a year ago are due primarily to the sale of the two properties referenced above.

For the six month period ended June 30, 1997, total revenue increased by $7,340,512 as compared to the same period one year ago. This increase was primarily attributable to the property sales.

Corporate Park's and Edison Square's revenue increased mainly due to increases in lease rates. At June 30, 1997, Corporate Park was 100% occupied, and Edison Square was 86% occupied.

For the six months ended June 30, 1997, depreciation expense has decreased by $60,729.

Property expenses decreased $428,554 for the six month period primarily because of the sales of the Seaside Inn and the Villas
Plaza.

For the six months, interest expense has decreased $207,286 mainly due to a decrease in the amount of outstanding debt.

The Partnership indebtedness decreased by $4,324,622 from the time period June 30, 1996, to June 30, 1997. As of June 30, 1997, the Partnership had an outstanding debt of $1,941,821 compared to $6,265,843 at June 30, 1996. The Partnership's outstanding debt as of December 31, 1996, was $6,231,301. Other expenses decreased $11,470.

Property and equipment has decreased from $11,279,777 at June 30, 1996, to $4,848,009 at June 30, 1997. Property and equipment was
$11,088,644 as of December 31, 1996.

For the quarter ended June 30, 1997, the cash distribution to partners totalled $39,588. The distributions for the six month period totalled $3,473,599.

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



                             FLORIDA INCOME FUND, L.P.
                             MARINER CAPITAL MANAGEMENT, INC.
                             MANAGING GENERAL PARTNER
                             (Registrant)





              8/12/97        By: /s/ LAWRENCE A. RAIMONDI
                             --------------------------------
                             Lawrence A. Raimondi
                             President, Director and CEO
                             Mariner Capital Management, Inc.
                             (Principal Executive Officer)






              8/12/97        By: /s/ JOE K. BLACKETER
                             --------------------------------
                             Joe K. Blacketer
                             Secretary/Treasurer
                             Mariner Capital Management, Inc.
                             (Principal Financial and Accounting
                              Officer)