Form 10-Q
period 1997-09-30
FLORIDA INCOME FUND LP
filed 1997-10-31
CIK 737829

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

                           FORM 10-Q

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR PERIOD ENDING SEPTEMBER 30, 1997.

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

PART I


    FINANCIAL INFORMATION                            PAGE NO.

    Balance Sheets at September 30, 1997
    and December 31, 1996 . . . . . . . . . . . . . . . . . .3


    Statements of Income for the Three and Nine
    Months Ended September 30, 1997 and 1996. . . . . . . . .4


    Statements of Cash Flows for the Nine
    Months Ended September 30, 1997 and 1996. . . . . . . . .5


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
                               BALANCE SHEETS
                                 (Unaudited)

                                          Sept 30        Dec. 31
                                          1997           1996
                                          ________________________
ASSETS

Current Assets
    Cash                                     95,156        334,144
    A/R Trade                                41,303         54,295
    Prepaid Expenses and Other               86,531         86,025
                                            _______      _________
    Total Current Assets                    222,990        474,464

Rental Properties, Net of Accumulated
    Depreciation of $1,668,978 at
    09/30/97 and $3,543,798 at 12/31/96   3,206,881      7,544,846

Intangible Assets
    Deferred Loan Costs                      51,044         70,001
                                          _________      _________
Total Assets                              3,480,915      8,089,311

LIABILITIES AND PARTNER'S CAPITAL

Current Liabilities
    Current maturities of notes
      and mortgages payable                 305,782      3,183,070
    Accounts Payable - Trade                  9,323         59,273
    Accrued Expenses                         11,523         80,249
    Customer and Security Deposits           16,225        141,063
    Deposit on Sale of Rental Property            0        425,883
                                          _________      _________
    Total Current Liabilities               342,853      3,889,538

NOTES AND MORTGAGES PAYABLE               1,349,353      1,648,231
NOTES AND MORTGAGES PAYABLE TO AFFILIATES   280,000      1,400,000

PARTNERS'S CAPITAL
    General Partners Capital               (121,815)      (113,913)
    Limited Partners Capital             (2,239,755)     1,265,455
    Net Income                            3,870,279              0
                                          __________     __________
    Total Partners Equity                 1,508,709      1,151,542

    Total Liabilities and
    Partners Capital                      3,480,915      8,089,311

See Accompanying Notes to the Financial Statements


                          FLORIDA INCOME FUND, L.P.
                            STATEMENTS OF INCOME
                                 (Unaudited)




                          For Three Months Ended For Nine Months Ended
                          09/30/97   09/30/96    09/30/97     09/30/96
                          ________   ________    ________     ________
REVENUES:

Sales Proceeds                  0          0     8,385,000            0
Rental Income             155,382    489,260       551,111    1,924,968
Interest                       15      2,109            42        6,645
                          ________   _______     _________    _________
    Total Income          155,397    491,369     8,936,153    1,931,613


COSTS AND EXPENSES:

Cost of Sales                   0          0     4,462,275            0
Depreciation               41,248     76,195       135,264      230,940
Property Expenses          58,833    264,331       273,666      907,718
Interest and
  Financing costs          55,506    169,184       186,605      507,569
  Other Expense             2,688     16,407         8,064       33,253
                          ________   _______     _________    _________
  Total Costs and
  Expenses                158,275    526,117     5,065,874    1,679,480

    Net Income (Loss)      (2,878)   (34,748)    3,870,279      252,133










See Accompanying Notes to the Financial Statements

                        FLORIDA INCOME FUND, L.P.
                        STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                 For Nine Months Ended
                                                 09/30/97      09/30/96
                                                 ______________________
Cash flows from operating activities

Net Income                                       3,870,279     252,133

Adjustments to reconcile net income to net
 cash provided by operational activities
     Cost of Sales                               4,230,550           0
Depreciation and Amortization                      154,222     264,193
     (Increase) decrease in accounts receivables    12,992     (20,478)
(Increase) decrease in prepaid expenses               (506)    (68,709)
     Increase (decrease) in accounts
      payable and accrued expenses                (118,676)    149,497
     Increase (decrease) in security deposits     (124,838)    (20,229)
                                                 __________    ________
Net cash flows provided by operating activities  8,024,023     556,407

Cash flows from investing activities
     Improvements to rental properties             (27,850)     (6,491)
                                                  _________    ________
     Net cash used in investing activities         (27,850)     (6,491)

Cash flows from financing activities
     Repayments of long term borrowings
      to affiliated companies                   (1,120,000)           0
     Repayment of long term borrowings
      to unaffiliated companies                 (3,176,166)    (51,035)
     Loan origination fees paid                        -0-           0
     Partner distributions paid                 (3,513,112)   (184,345)
     Deposit on Sale                              (425,883)          0
                                                ___________    ________
     Net cash flows used by financing activities(8,235,161)    235,380

     Net increase (decrease) in cash              (238,988)    314,536

     Cash December 31                              334,144      72,979

     Cash Sept 30                                   95,156     387,515


See Accompanying Notes to the Financial Statements

                   FLORIDA INCOME FUND, L.P.
                 NOTES TO FINANCIAL STATEMENT
                      SEPTEMBER 30, 1997
                          (Unaudited)

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


NOTE 2 - RELATED PARTY TRANSACTIONS

During the three month period ended September 30, 1997, and September 30, 1996, the Partnership paid $2,995 and $5,041 in Management Fees to Mariner Capital Management, Inc., the Managing General Partner, in accordance with the Partnership Agreement. These expenses are included in the property expenses. The General Partners and their affiliates are also entitled to reimbursement of costs (including amounts of any salaries paid to employees or its affiliates) directly attributable to the operation of the Partnership that could have been provided by independent parties. Costs amounting to $6,450 were incurred during the third quarter of 1997. This compares to $6,450 of costs that were incurred during the third quarter of 1996.


NOTE 3 - BALANCE SHEET

The Balance Sheet at December 31, 1996, has been taken from the Audited Financial Statements at that date.


NOTE 4- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Liquidity

The Partnership's cash position including interest bearing deposits at September 30, 1997, was $95,156. This compares to its cash position of $334,144 at December 31, 1996. At September
30, 1996, the Partnership's cash position was $387,515.

The decrease in cash from December 31, 1996, to September 30, 1997, was primarily due to the following factors. Cash provided by operations was $8,024,023, payments for property improvements were $27,850, principal pay downs of debt totalled $4,296,116 and deposit on sale decreased $425,883. Partner distributions totalled $3,513,112. The Partnership's total investment in properties for its portfolio at September 30, 1997, was $4,875,859. This compares to its total property investment at December 31, 1996 of $11,088,644.

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

As of September 30, 1997, the Partnership had a contract to sell
Corporate Park for a price of $750,000. The sale closed on October 1, 1997 as reported in an 8-K filing dated October 1, 1997.

Other than as discussed herein, there are no known trends, demands, commitments, events or uncertainties that in management's opinion, will result or are reasonably likely to result in the registrant's liquidity increasing or decreasing in any material way.

Capital Resources

The Partnerships outstanding debt as of September 30, 1997 was $1,935,135. This compares to debt outstanding December 31, 1996 of $6,231,301. The Partnership had $6,248,660 of outstanding debt at September 30, 1996.

Results of Operations

The Partnership's net income for the nine months ended September
30, 1997, was $3,870,279. This compares with net income of $252,133 for the same period a year ago.

The major variances from a year ago are due primarily to the sale of the two properties referenced above.

For the nine month period ended September 30, 1997, total revenue increased by $7,004,540 as compared to the same period one year ago. This increase was primarily attributable to the property sales.

Corporate Park's and Edison Square's revenue increased mainly due to increases in lease rates. At September 30, 1997, Corporate
Park was 100% occupied, and Edison Square was 86% occupied.

For the nine months ended September 30, 1997, depreciation expense has decreased by $95,676.

Property expenses decreased $634,052 for the nine month period primarily because of the sales of the Seaside Inn and the Villas
Plaza.

For the nine months, interest expense has decreased $320,964 mainly due to a decrease in the amount of outstanding debt.

The Partnership indebtedness decreased by $4,313,525 from the time period September 30, 1996, to September 30, 1997. As of September 30, 1997, the Partnership had outstanding debt of $1,935,135 compared to $6,248,660 at September 30, 1996. The
Partnership's outstanding debt as of December 31, 1996, was $6,231,301. Other expenses decreased $25,189.

Property and equipment has decreased from $11,283,139 at September 30, 1996, to $4,875,859 at September 30, 1997.
Property and equipment was $11,088,644 as of December 31, 1996.

For the quarter ended September 30, 1997, the cash distribution to partners totalled $39,513. The distributions for the nine month period totalled $3,513,112.

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



                             FLORIDA INCOME FUND, L.P.
                             MARINER CAPITAL MANAGEMENT, INC.
                             MANAGING GENERAL PARTNER
                             (Registrant)





              10/31/97       By: /s/ LAWRENCE A. RAIMONDI
                             --------------------------------
                             Lawrence A. Raimondi
                             President, Director and CEO
                             Mariner Capital Management, Inc.
                             (Principal Executive Officer)






              10/31/97       By: /s/ JOE K. BLACKETER
                             --------------------------------
                             Joe K. Blacketer
                             Secretary/Treasurer
                             Mariner Capital Management, Inc.
                             (Principal Financial and Accounting
                              Officer)