Form 10-K405
period 1997-12-31
FLORIDA INCOME FUND LP
filed 1998-03-31
CIK 737829

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR FISCAL YEAR ENDED DECEMBER 31, 1997

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

                            FLORIDA INCOME FUND, L.P.
                                FORM 10-K - 1997
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

ITEM 2. PROPERTIES

The Partnership acquired four properties which it held and operated. These four properties were: (1) Edison Square Shopping Center, acquired on October 19, 1984; (2) Corporate Office Park, acquired April 15, 1985; (3) Gallery Motel, acquired June 27, 1985; (4) Villas Plaza Shopping Center acquired December 6, 1985.

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

The Partnership refinanced this loan as of September 8, 1994. The terms of this mortgage are as follows:

         The principal amount borrowed was $1,725,000. The interest rate is fixed at 10.6% and the loan balloons on October 1, 2001. This loan is being amortized over 22 years and has a monthly principal and interest payment amount of $16,894.90. The loan is non recourse and Edison Square Shopping Center is the collateral. The Partnership's debt increased from $1,426,000 to $1,725,000. These excess proceeds were used to pay for capital improvements and for loan refinance costs.

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

When purchased, the property was 62.5% occupied. At December 31, 1997 and 1996 the property was 90% and 93% occupied, respectively.

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

At December 31, 1996, Corporate Park was 100% occupied.

The Partnership sold Corporate Office Park to an unrelated purchaser on October 1, 1997 at a price of $750,000 as reported in an 8-K filed October 1, 1997.
The sale generated approximately $395,000 which was distributed to the partners.

Corporate Office Park and Villas Plaza Shopping Center were secured by a first mortgage to an affiliated partnership in the amount of $1,400,000. The interest rate was 12%. This loan was paid in full from the sale of these properties.

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

In January 1997, the Partnership sold the Seaside Inn (formerly the Gallery Motel) to an affiliate of the general partner for $6,485,000, and received net sales proceeds of approximately $2,725,000, resulting in a gain of approximately $3,867,000. Proceeds of approximately $2,725,000 were distributed to the partners.

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
                                                             ----------

Terms of purchase provided for assumption of a first mortgage of $586,000, a second mortgage from the seller for $328,000, with the balance paid in cash. The second mortgage was paid off and refinanced with a 10% interest only mortgage obtained from an affiliated partnership. The second mortgage matured in January 1990. In February 1990, $160,000 of this second mortgage was paid off from proceeds of the Gallery Motel refinancing (See Page 6). On December 31, 1992, the Partnership borrowed $500,000 of additional cash from an affiliated partnership and satisfied the $150,000 second mortgage on Edison square. This resulted in a new loan of $1,350,000 secured by Villas Plaza and Corporate Office Park, with a 12% interest rate and that matured December 31, 1994. Proceeds from this refinance were used to pay off the original first mortgage in January 1993, the $150,000 line of credit, the 1% point associated with the refinance and the remainder will be used for capital improvements to the properties. The Partnership has obtained a new loan in the amount of $1,400,000 to be used to pay this loan in full and cover loan costs. See prior discussion under "Corporate Park".

At December 31, 1996, the property was 73% occupied.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANTS'S PARTNERS' EQUITY AND RELATED PARTNER MATTERS

The Partnership units are not traded on any public market and it is not contemplated these units will be traded on any public market in the future. As of December 31, 1997, there were 463 Limited Partners.

The Partnership paid quarterly cash distributions totaling $3,931,182, $263,421 and $105,368 during 1997, 1996 and 1995, respectively. The
Partnership intends to use operating cash produced by the Partnership for capital improvements in 1998 and to distribute any excess cash to the Partners.

ITEM 6. SELECTED FINANCIAL DATA

                                                                 YEARS ENDED DECEMBER 31,
                                              --------------------------------------------------------------
                                                1997          1996         1995         1994         1993
                                              ---------    ----------   ----------   ----------   ----------
Operating revenues (including
interest income of $57 for 1997,
$7,162 for 1996, $55 for 1995,
$37 for 1994 and $1,151 for 1993              $  663,470   $2,469,967   $2,210,238   $2,079,030   $2,133,634

Net income (loss)                             $3,887,102   $ (169,012)  $  (77,025)  $   68,009   $  196,756

Net income (loss) per weighted
average Limited Partnership unit              $   737.81   $   (32.08)  $   (14.62)  $    12.91   $    37.35

Total assets                                  $2,789,532   $8,318,811   $8,461,619   $8,335,671   $7,695,432

Mortgages and notes payable                   $1,650,546   $6,231,301   $6,299,697   $6,155,942   $5,503,249

Distributions to Limited Partners             $3,922,227   $  250,250   $  100,100   $  225,225   $  400,409

Distributions per Limited
Partnership unit                              $   783.66   $    50.00   $    20.00   $    45.00   $    80.00

Partners' equity                              $1,107,462   $1,151,542   $1,583,975   $1,766,368   $1,935,437

Book value per Limited
Partnership unit                              $   206.99   $   252.84   $   334.92   $   369.54   $   401.63

Also, refer to Item #8 and the audited Financial Statements referred to herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY - The principal sources of the Partnership's liquidity are income from commercial real estate purchased for the Partnership's portfolio (as described in Results from Operations), cash reserves, and the sale of the Partnerships assets.

The Partnership had two loans that it extended in 1995. Corporate Park and Villas Plaza Shopping Center were collateralized by a $1,350,000 first mortgage from an affiliated partnership. The interest rate was 12%. This loan was refinanced in the amount of $1,400,000 at an interest rate of 12% and extended to December 31, 1997, with no prepayment penalty. The loan is interest only with interest paid quarterly. See sales of property under Item 2.

The maturity date of the Gallery Motel loan in the amount of $2,545,747 was extended until March 31, 1997, by a local financial institution. See discussion to sell property under Item 2.

The Managing General Partner prepared sales packages on all of the properties and offered all of the properties for sale. The properties were offered for sale above their current carrying value. A sale of most of the properties increased cash to the Partnership, However, cash flow from operations decreased due to the property sales.

The Partnership obtained a $650,000 loan from an unaffiliated lender in order to renovate the Gallery Motel. This was an interest only loan with a rate of 12% paid quarterly. Management believed that these renovations increased the value of the Gallery Motel through an increase in rate and occupancy.

Partner distributions in 1997 were higher than in 1996 due to the sales of most of the Partnership's portfolio.

Other factors that could affect liquidity are unexpected vacancies and unanticipated capital improvements. Other than as discussed above, Management is not aware of any trends or demands, commitments events or uncertainties that will result, or that are reasonably likely to result, in the Partnership's liquidity increasing or decreasing in any material way.

CAPITAL RESOURCES - As of December 31, 1997, the Partnership had $101,791 in cash and other interest-bearing deposits.

In connection with debt refinancing in 1995, see Section 7 under Liquidity.

Land and buildings (net of accumulated depreciation of $1,281,205) are carried at $2,563,510 at December 31, 1997. Improvements to rental properties totaled $27,850 in 1997. The improvements were paid for out of cash from operating activities.

Management does not anticipate significant capital improvement expenditures in 1998. Factors influencing this would be unexpected vacancies and general property conditions.

RESULTS OF OPERATIONS

COMPARISON OF THE FISCAL YEARS ENDED DECEMBER 31, 1997 AND 1996

During the years ended December 31, 1997 & 1996, the Partnership's principal sources of revenue were proceeds from sales of properties of $9,135,000 and $0, rental income of $580,853 and $2,305,736 and expense reimbursements of $82,560 and $157,069, respectively. The decrease in rental revenues and tenant reimbursements are attributable to the sales of the Gallery Motel, Villas Plaza, and Corporate Office Park during the year.

Property operating expenses have decreased from $1,078,297 to $322,358 primarily due to the sales of the properties.

Depreciation expense decreased from $454,860 to $155,805 due to property sales. Interest expense decreased $494,361 due to the payoff of mortgage balances as a result of property sales.

Management recognized a loss on impairment of $0 and $229,500 at December 31, 1997 and 1996, respectively.

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

This trend had a negative effect on both occupancies and rental rates at properties such as those which were held by the Fund. Management had to compete with other properties for dwindling supply of small retailers. Management expects this trend to continue.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Balance Sheets of the Partnership as of December 31, 1997 and 1996 and the Statements of Operations, Partner's Capital and Cash Flows of the Partnership for each of the three years in the period ended December 31, 1997, as well as the Notes to Financial Statements and Schedule III and the Report of Independent Accountants there on, dated March 10, 1998, are set forth herein:

REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners
Florida Income Fund, L.P.

We have audited the accompanying balance sheets of Florida Income Fund, L.P. as of December 31, 1997 and 1996, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Florida Income Fund, L.P. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




                                                COOPERS & LYBRAND L.L.P.


Tampa, Florida
March 10, 1998

FLORIDA INCOME FUND, L.P.
BALANCE SHEETS
December 31, 1997 and 1996

              ASSETS                                                           1997                1996
                                                                         ------------------- -------------------
CURRENT ASSETS
   Cash and cash equivalents                                             $  101,791          $   334,144
   Accounts receivable, trade                                                27,466               54,295
   Prepaid expenses and other                                                48,826               86,025
                                                                         ------------------- -------------------
     Total current assets                                                   178,083              474,464
                                                                         ------------------- -------------------

RENTAL PROPERTIES, net                                                    2,563,510            7,544,846
                                                                         ------------------- -------------------

INTANGIBLE ASSETS
   Deferred loan costs, net                                                  47,939               70,001
                                                                         ------------------- -------------------

      Total assets                                                       $2,789,532          $ 8,089,311
                                                                         =================== ===================

  LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
   Current maturities of notes and mortgages payable                     $   29,171          $ 3,183,070
   Current maturities of notes payable to affiliates                              0            1,400,000
   Accounts payable and other                                                 7,998               97,522
   Accrued interest                                                          14,600               42,000
   Customer and security deposits                                             8,926              141,063
   Deposit on sale of rental property                                             0              425,883
                                                                         ------------------- -------------------
      Total current liabilities                                          $   60,695          $ 5,289,538
                                                                         ------------------- -------------------

NOTES AND MORTGAGES PAYABLE
   Notes and mortgages payable, less current maturities                  $1,621,375          $  1,648,231
                                                                         ------------------- -------------------
      Total notes and mortgages payable                                  $1,621,375          $  1,648,231
                                                                         ------------------- -------------------

PARTNERS' CAPITAL
   General partners capital (deficiency)                                 $   71,487          $  (113,913)
   Limited partners, 5,005 limited partnership units authorized;
        5,005 issued and outstanding                                      1,035,975            1,265,455
                                                                         ------------------- -------------------
      Total partners' capital                                            $1,107,462          $ 1,151,542
                                                                         ------------------- -------------------
      Total liabilities and partners' capital                            $2,789,532          $ 8,089,311
                                                                         =================== ===================

The accompanying notes are an integral part of these financial statements.

FLORIDA INCOME FUND, L.P.
STATEMENTS OF OPERATIONS
years ended December 31, 1997, 1996 and 1995



                                                                          1997             1996               1995
                                                                  ----------------  ----------------  -----------------
Revenues
   Rental income                                                   $      580,853     $   2,305,736      $  2,041,407
   Tenant reimbursements                                                   82,560           157,069           168,776
   Interest income                                                             57             7,162                55
   Gain on sale of rental properties                                    3,999,439                 0                 0
                                                                  ----------------  ----------------  -----------------

                                                                        4,662,909         2,469,967         2,210,238
                                                                  ----------------  ----------------  -----------------

Expenses
   Property operating expenses                                            322,358         1,078,297         1,018,268
   Interest expense                                                       176,277           556,858           589,648
   Interest expense - affiliates                                           54,220           168,000           163,725
   Depreciation                                                           155,805           454,860           324,214
   Property taxes                                                          67,147           143,090           146,292
   Bad debt expense                                                             0             8,374                 0
   Loss on impairment of asset                                                  0           229,500                 0
   Loss on disposal of fixed assets                                             0                 0            45,116
                                                                  ----------------  ----------------  -----------------

                                                                          775,807         2,638,979         2,287,263
                                                                  ----------------  ----------------  -----------------

      Net income (loss)                                            $    3,887,102     $    (169,012)     $    (77,025)
                                                                  ================  ================  =================

Net income (loss) allocated to general partner                     $      194,355     $      (8,451)     $     (3,851)
                                                                  ================  ================  ================

Net income (loss) allocated to limited partners                    $    3,692,747     $    (160,561)     $    (73,174)
                                                                  ================  ================  =================

Net income (loss) per limited partner unit                         $       737.81     $      (32.08)     $     (14.62)
                                                                  ================  ================  =================

Distributions per limited partner unit                             $       783.66     $       50.00      $      20.00
                                                                  ================  ================  ================
Weighted average limited partner units outstanding                          5,005             5,005             5,005
                                                                  ================  ================  ================

The accompanying notes are an integral part of these financial statements.

FLORIDA INCOME FUND, L.P.
STATEMENTS OF PARTNERS' CAPITAL
years ended December 31, 1997, 1996, and 1995




                                                                      GENERAL           LIMITED
                                                                      PARTNERS          PARTNERS          TOTAL
                                                                    --------------    --------------    ---------------
Balances, December 31, 1994                                         $  (83,172)       $  1,849,540      $  1,766,368

   Net loss                                                             (3,851)            (73,174)          (77,025)

   Distributions                                                        (5,268)           (100,100)         (105,368)
                                                                    --------------    --------------    ---------------
December 31, 1995                                                      (92,291)          1,676,266         1,583,975

   Net loss                                                             (8,451)          (160,561)         (169,012)

   Distributions                                                       (13,171)          (250,250)         (263,421)
                                                                    ---------------   ---------------   ---------------
Balances, December 31, 1996                                           (113,913)         1,265,455          1,151,542

   Net income                                                          194,355          3,692,747          3,887,102

   Distributions                                                        (8,955)        (3,922,227)        (3,931,182)
                                                                    ---------------   ---------------   ---------------

Balances December 31, 1997                                          $   71,487        $ 1,035,975       $  1,107,462
                                                                   =================  ================  ================

The accompanying notes are an integral part of these financial statements.

FLORIDA INCOME FUND, L.P.
STATEMENTS OF CASH FLOWS
years ended December 31, 1997, 1996 and 1995

                                                                        1997              1996              1995
                                                                   ----------------  ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                               $  3,887,102      $    (169,012)    $       (77,025)
   Adjustments to reconcile net income (loss) to net cash
        (used in) provided by operating activities
      Gain on sale of rental properties                              (3,999,439)                 0                   0
      Amortization of loan cost                                          22,062             49,020              30,690
      Depreciation                                                      155,805            454,860             324,211
      Bad debt                                                                0              8,374                   0
      Loss on disposal of rental property improvements                        0                  0              45,116
      Loss on impairment of rental property                                   0            229,500                   0
      (Increase) decrease in:
        Accounts receivable                                              26,829            (32,302)             17,121
        Prepaid expenses and other                                       37,199            (33,942)            (10,217)
      Increase (decrease) in:
        Accounts payable and accrued expenses                          (116,924)            19,502            (196,273)
        Customer and security deposits                                 (132,137)            12,458              31,538
                                                                   ----------------  ----------------  ----------------
           Net cash provided by (used in) operating activities         (119,503)           538,458             165,161
                                                                   ----------------  ----------------  ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of rental properties                            8,852,820                  0                   0
   Improvements to rental properties                                    (27,850)           (42,038)           (924,987)
   Rental property sale deposit                                        (425,883)            96,560             329 323
                                                                   ----------------  ----------------  ----------------
           Net cash (used in) provided by operating activities        8,399,087             54,522            (595,664)
                                                                   ----------------  ----------------  ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds of borrowings from notes and mortgages payable                    0                  0             150,000
   Proceeds of borrowings from affiliates                                     0                  0           1,400,000
   Repayments of borrowings to notes and mortgages payable           (3,180,755)           (68,394)            (56,247)
   Repayment of borrowings from affiliates                           (1,400,000)                 0          (1,350,000)
   Loan origination fees paid                                                 0                  0             (57,318)
   Partner distributions paid                                        (3,931,182)          (263,421)           (105,368)
                                                                   ----------------  ----------------  ----------------
           Net cash used in financing activities                     (8,511,937)          (331,815)            (18,933)
                                                                   ----------------  ----------------  ----------------
Net increase (decrease) in cash and cash equivalents                   (232,353)           261,165            (449,436)

Cash and cash equivalents at beginning of year                          334,144             72,979             522,415
                                                                   ----------------  ----------------  ----------------
Cash and cash equivalents at end of year                           $    101,791      $     334,144     $        72,979
                                                                   ================  ================  ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
      Interest on borrowings--affiliates                           $     96,220      $     126,000     $       206,863
      Interest on borrowings--other                                     176,277            507,838             556,653
                                                                   ----------------  ----------------  ----------------
                                                                   $    272,497      $     633,838     $       763,516
                                                                   ================  ================  ================

NONCASH INVESTING AND FINANCING ACTIVITIES:
  During 1997, approximately $267,000 of selling expenses were deducted from the proceeds of the Seaside Inn, Villas Plaza and Corporate Park sales.

The accompanying notes are an integral part of these financial statements.

FLORIDA INCOME FUND, L.P.
NOTES TO FINANCIAL STATEMENTS


1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       ORGANIZATION

          Florida Income Fund, L.P. (the Partnership) was formed on November 7, 1983, by the filing of a Certificate and Agreement of Limited Partnership (Partnership Agreement) under the laws of the State of Iowa. The General Partners, MCD Real Estate, Inc. (MCD) and Mariner Capital Management, Inc. (MCM), also the Managing General Partner, contributed $10,000 and the Initial Limited Partner contributed $5,000 in the initial capitalization of the Partnership. The Partnership was formed for the purpose of investing in a diversified portfolio of income-producing commercial and residential real estate properties located in Florida. The Partnership originally purchased Edison Square and Villas Plaza (two retail shopping centers), Corporate Park (an office complex) and the Gallery Motel. The Partnership sold the Gallery Motel in January, 1997, Villas Plaza in March 1997, and Corporate Park in October 1997 (see Note 6).

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

       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

          RENTAL PROPERTIES

          Rental properties are carried at cost, less accumulated depreciation. Depreciation is computed principally under the straight-line method over the estimated useful lives (40 years) of the assets. Repairs and maintenance are included in operating expenses and major improvements are capitalized.

          Upon the sale or retirement of depreciable assets, the cost and related accumulated depreciation are removed from the accounts and the difference between the carrying value and any proceeds realized on sale is included in the determination of net income.

          Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of" (SFAS 121). requires that long-lived assets and certain identifiable intangibles to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. In assessing recoverability, estimates of future cash flows expected to result from the use of the asset and its eventual disposition should be used. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss should be recognized based on the value of the asset. Management reviews the partnership's property holdings on a periodic basis and believed that an impairment of the Corporate Park property exists. A loss of $229,500 on impairment of the Corporate Park property was recognized in the year ended December 31, 1996.

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

          WEIGHTED AVERAGE NUMBER OF LIMITED PARTNER UNITS OUTSTANDING: Net income (loss) and distributions per limited partner unit are calculated based upon the weighted average number of units of limited partnership interest outstanding for the years ended December 31, 1997, 1996 and 1995.

          CASH EQUIVALENTS: For purposes of the statement of cash flows, the Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

          FAIR VALUE OF FINANCIAL INSTRUMENTS: The recorded value for cash and cash equivalents approximates fair value because of the short maturity of these instruments. The fair value of the Partnership's short and long-term notes and mortgages payable at December 31, 1997, based upon market rates, approximates the amounts disclosed in
          Note 4.

          RECLASSIFICATIONS: Certain amounts in the 1996 and 1995 financial statements have been reclassified to conform to the current year presentation. These reclassifications have no effect on the net income or partners' capital previously reported.

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



2.     RENTAL PROPERTIES:

       Rental properties consisted of the following at December 31:

                                                                                       1997            1996
                                                                                  --------------  ---------------
        Land                                                                      $     665,360   $    2,429,433
        Buildings and improvements                                                    3,179,355        8,888,711
        Loss on impairment of asset                                                           0         (229,500)
                                                                                  --------------  ---------------
                                                                                      3,844,715       11,088,644
        Accumulated depreciation                                                     (1,281,205)      (3,543,798)
                                                                                  --------------  ---------------
        Rental properties, net                                                    $   2,563,510   $    7,544,846
                                                                                  ==============  ===============



       Depreciation expense was $155,805, $454,860 and $324,214 for 1997, 1996 and 1995, respectively.

       The leases at Edison Square are noncancelable leases. Based on the terms of the leases in existence at December 31, 1997, future minimum annual rentals from these leases over the next five years, and in the aggregate, will be approximately as follows:

              1998                                $  344,604
              1999                                   234,475
              2000                                    26,935
              2001                                    13,103
              2002                                    13,758
                                                  ----------------
                                                  $  632,875
                                                  ================


3.     DEFERRED LOAN COSTS:

       Deferred loan costs at December 31 are as follows:

                                                      1997          1996
                                                  ------------  ------------
        Loan costs                                $   84,000    $   122,182
        Accumulated amortization                     (36,861)       (52,181)
                                                  ------------  ------------

                                                  $   47,939    $    70,001
                                                  ============  ============


       Additions to deferred loan costs relate to modifications of note terms and other refinancing transactions during the years ended December 31, 1997 and 1996. Certain loan costs became fully amortized during the years ended December 31, 1997 and 1996 and, therefore, were written off. Amortization expense was $22,062, $49,020 and $30,690 for 1997, 1996 and 1995, respectively.

4.     NOTES AND MORTGAGES PAYABLE:

       Notes and mortgages payable consisted of the following at December 31:

                                                                                           1997              1996
                                                                                     ----------------  ----------------
        Unaffiliated debt:
           Note and mortgage payable to banks:
              Mortgage payable with monthly payments of $3,400 plus
                interest at prime plus 1.5%, balloon payment of
                approximately $2,494,400 due March 1997,
                prime rate at December 31, 1996 was 8.25%                             $           0     $    2,504,947

              Installment loan payable with monthly payments of $334
                including interest at 6.5%, final payment due May 1997                            0              1,642
                                                                                     ----------------  ----------------
                   Total note and mortgage payable to banks                                       0          2,506,589
                                                                                     ----------------  ----------------
           Other mortgages payable:
              Mortgage payable with monthly payments of $16,895 including
                interest at 10.6%, final payment due October 2001                         1,650,546          1,674,712

              Mortgage payable with interest payable quarterly at 12%
                balloon payment of entire principal plus accrued interest
                due October 1997                                                                  0            650,000
                                                                                     ----------------  ----------------
                   Total other mortgages payable                                          1,650,546          2,324,712
                                                                                     ----------------  ----------------

        Affiliated debt:
           Notes and mortgages payable to affiliates:
              Mortgage payable with interest payable quarterly at 12%,
                balloon payment of entire principal plus accrued interest
                due December 1997, collateralized by first mortgage                               0          1,400,000

                                                                                     ----------------  ----------------
                   Total affiliated debt                                                          0          1,400,000
                                                                                     ----------------  ----------------
                   Total notes and mortgages payable                                      1,650,546          6,231,301

           Less current maturities                                                          (29,171)        (4,583,070)
                                                                                     ----------------  ----------------
                   Total long-term debt less current maturities                      $    1,621,375    $     1,648,231
                                                                                     ================  ================

       Long-term portions of notes and mortgages payable are scheduled to mature approximately as follows:

              1998                        $        29,171
              1999                                 32,419
              2000                                 36,028
              2001                              1,552,928
              Thereafter                                0
                                         ----------------
                                          $     1,650,546
                                         ================

       All rental properties are pledged as collateral for mortgages payable, as are rents and receivables related to Edison Square.


5.     RELATED PARTY TRANSACTIONS:

       The Partnership participated in the following related party transactions:

       The General Partners and their affiliates are entitled to receive compensation for leasing and management fees in an amount not to exceed 6% of gross revenues produced by commercial Partnership properties. For the years ending December 31, 1997, 1996 and 1995, the General Partners and their affiliates received fees of $12,409, $106,235 and $133,256, respectively.

       The General Partners and their affiliates are also entitled to reimbursement of costs (including amounts of any salaries paid to employees and officers of a General Partner or its affiliates) directly attributable to the operation of the Partnership which could have been obtained from independent parties. Expenses amounting to $25,800, $403,615 and $343,530 were incurred during the years ended December 31, 1997, 1996 and 1995, respectively, of which the following amounts were included in accounts payable and accrued expenses:

                                                                         1997              1996               1995
                                                                  ----------------- -----------------  ----------------
        Amounts included in accounts payable                      $        2,150    $       25,829     $         10,562
                                                                  ================= =================  ================
        Amounts included in accrued expenses                      $            0    $       18,279     $              0
                                                                  ================= =================  ================

6.     PROPERTY DISPOSITIONS:

       In January 1997, the Partnership sold the Seaside Inn (formerly the Gallery Motel) to an affiliate of the general partner for $6,485,000, and received net sales proceeds of approximately $2,725,000, resulting in a gain of approximately $3,867,000. Proceeds of approximately $2,725,000 were distributed to the partners.

       In March 1997, the Partnership sold Villas Plaza property to an unrelated party for $1,900,000, and received net sales proceeds of approximately $620,000, resulting in a gain of approximately $55,500. Proceeds of approximately $620,000 were distributed to the partners.

       In October 1997, the Partnership sold Corporate Park property to an unrelated party for $750,000, and received net sales proceeds of approximately $397,000, resulting in a gain of approximately $76,900. Proceeds of approximately $397,000 were distributed to the partners.

       In 1997, the Partnership listed Edison Square for sale. The Managing General Partner will implement a formal plan of liquidation, in accordance with the Partnership agreement, when this property is sold.

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


                                        COOPERS & LYBRAND L.L.P.




Tampa, Florida
March 10, 1998

                            FLORIDA INCOME FUND, L.P.
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER, 31, 1997

  COL. A         COL. B             COL. C                   COL. D                          COL. E
                                                         COST CAPITALIZED                GROSS AMT AT
                                   INITIAL COST            SUBSEQUENT TO                 WHICH CARRIED AT
                                  TO PARTNERSHIP            ACQUISITION                  CLOSE OF PERIOD
                               -----------------------  -------------------------        ----------------
                                          BLDGS. &                  CARRYING             BLDGS &
DESCRIPTION      ENCUMBRANCES  LAND       IMPROVEMENTS IMPROVEMENTS COSTS    LAND        IMPROVEMENTS        TOTAL
-----------      ------------  ----       ------------ ------------ -------- ----        ----------------    -----
Edison Square
Shopping Center
Ft. Myers, FL    $1,650,546    $  665,360 $2,661,440   $  517,915   $-0-     $  665,360  $3,179,355          $ 3,844,715

                 ----------    ---------- ----------   ----------   ----     ----------  ----------          -----------

TOTALS           $1,650,546    $  665,360 $2,661,440   $  517,915   $-0-    $  665,360   $3,179,355          $ 3,844,715
                 ==========    ========== ==========   ==========   ====    ==========   ==========          ===========

  COL. A              COL. F         COL. G       COL. H       COL. I


                                                               LIFE IN WHICH
                                                               DEPRECIATION IN
                                                               LATEST INCOME
                     ACCUMULATED   DATE OF        DATE         STATEMENT IS
DESCRIPTION          DEPRECIATION  CONSTRUCTION   ACQUIRED     COMPUTED
-----------          ------------  ------------   --------     ---------------
Edison Square
Shopping Center
Ft. Myers, FL        $1,281,205    1984           10/19/84     40 years

                     ----------
TOTALS               $1,281,205
                     ==========

SEE ACCOMPANYING NOTES TO SCHEDULE III



                           FLORIDA INCOME FUND, L. P.
                             NOTES TO SCHEDULE III
                                DECEMBER 31, 1997
                    REAL ESTATE AND ACCUMULATED DEPRECIATION


Balance as of 12/31/94                                              $10,546,875

    Additions During Period:

         Improvements, etc                           924,991            924,991
                                                  ----------
    Deletions during period:

         Improvements, etc                          (195,760)          (195,760)
                                                  ----------        ------------
Balance as of 12/31/95                                               11,276,106

     Additions During Period:

         Improvements, etc.                           42,038
         Impairment of value                        (229,500)          (187,462)
                                                  ----------        ------------
Balance as of 12/31/96                                               11,088,644

         Improvements, etc.                           27,850
         Cost of real estate sold                 (7,271,779)        (7,243,929)
                                                  -----------       ------------
Balance as of 12/31/97                                              $ 3,844,715
                                                                    ============

                            FLORIDA INCOME FUND, L.P.
                             NOTES TO SCHEDULE III
                                DECEMBER 31, 1997
                    REAL ESTATE AND ACCUMULATED DEPRECIATION


Balance as of 12/31/94                                              $2,915,367

    Depreciation expense for 1995                     324,214
    Accumulated depreciation of assets replaced      (150,643)         173,571
                                                  ------------      -----------
Balance as of 12/31/95                                               3,088,938

    Depreciation expense for 1996                     454,860          454,860
                                                  ------------      -----------
Balance as of 12/31/96                                               3,543,798

    Depreciation expense for 1997                     155,805
    Accumulated depreciation on disposal
      of fixed assets                              (2,418,398)      (2,262,593
                                                  ------------     -----------
Balance as of 12/31/97                                             $ 1,281,205
                                                                   ===========

                            FLORIDA INCOME FUND, L.P.
                             NOTES TO SCHEDULE III
                                DECEMBER 31, 1997
                    REAL ESTATE AND ACCUMULATED DEPRECIATION


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

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         (A) AND (B) IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

The Partnership, as an entity, does not have any directors or officers. The Managing General Partner is Mariner Capital Management, Inc. (located at 12800 University Dr., Ste. 675, Fort Myers, Florida 33907), a Florida corporation formed for the purpose of becoming the general partner in limited partnerships formed principally to invest in real estate. The Managing General Partner is a wholly owned subsidiary of The Mariner Group, Inc., an Ohio corporation (referred to herein as "Mariner Group"). The executive officers/directors of the Managing General Partner as of December 31, 1997, were as follows: Robert
M. Taylor, Timothy R. Bogott, Allen G. Ten Broek and Joe K. Blacketer.

Mr. Taylor and Mr. Bogott have served as officers of the Mariner Capital Management, Inc., since its incorporation on July 11, 1983. Allen G. Ten Broek replaced Lawrence A. Raimondi as President as of December 31, 1997. Subsequent to December 31, 1997, Mr. Blacketer resigned as Secretary/Treasurer. He was replaced in the capacity by Elaine Hawkins.

MCD Real Estate, Inc. (located at 800 Superior Avenue, Suite 2100, Cleveland, Ohio 44114) (referred to herein as "MCD") is a Co-General Partner. MCD is an Ohio corporation and a wholly owned subsidiary of McDonald & Company Securities, Inc., the Managing Dealer of the offering. McDonald & Company Securities, an Ohio corporation, is a wholly owned subsidiary of McDonald & Company Investments, Inc., a publicly-traded Delaware corporation listed on the New York Stock Exchange. MCD was formed in February of 1981 for the principal purpose of becoming the general partner of limited partnerships formed to provide equity financing for various real estate projects. The directors and officers of MCD as of December 31, 1997, were as follows: James
C. Redinger, Thomas M. O'Donnell and Richard R. Cundiff.

         (C) IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES

         Not applicable

         (D) FAMILY RELATIONSHIP

         Not applicable

         (E) BUSINESS EXPERIENCE

     ROBERT M. TAYLOR: Age 56, is Chairman of the Board and a Director of the Managing General Partner. He founded Mariner Group in 1971 and served as its President until his election as Chairman and Chief Executive Officer of Mariner Group in 1979. He also serves as an officer or director of various other Affiliates of Mariner Group. Mr. Taylor is a Director of Acme-Cleveland Corporation, Cleveland, Ohio, a manufacturer of machine tools; Barnett Bank of Fort Myers, Fort Myers, Florida; MIL- COM Electronics Corporation, San Antonio, Texas; Florida Council of 100; the Fort Myers Chamber of Commerce, and Chairman of the Business Development Corporation of Southwest Florida, Fort Myers, Florida. Since 1971, Mr. Taylor has directed the completion of over 30 real estate developments in Lee County, Florida. Prior to 1971, Mr. Taylor was a management consultant employed by McKinsey & Company, Inc., Cleveland, Ohio.

     TIMOTHY R. BOGOTT: Age 51, is a Director and the former President of the Managing General Partner. He was involved in all aspects of the organization and management of Florida Income Fund, L.P., Florida Income Fund II and Florida Income Fund III until January 1994 when he became President of South Seas Resorts Company. He joined Mariner Group in 1976 and has held the positions of Project Manager and Director of Administration and Secretary/Treasurer. Prior to 1976, Mr. Bogott was employed as an Assistant Vice President of Palmetto Federal Savings and Loan Association, Fort Myers, Florida (1974-1976) and held various management positions with the First National Bank of Fort Myers (1970-1974). Mr. Bogott was elected Secretary/Treasurer of Mariner Group in 1979 and Vice President -Finance in 1983. Mr. Bogott is also President of Mariner Capital Investment Corporation and is an officer or director of various other Affiliates of Mariner Group.

     ALLEN G. TEN BROEK: Age 57, Mr. Ten Broek became President of Mariner Capital Management, Inc. on December 31, 1997. Mr. Ten Broek is also President and CEO of The Mariner Group, Inc., a position in which he served from 1979 to 1992, and again since October 1995. The Mariner Group is an asset management, business development and real estate development company. From 1992 to 1995 Mr. Ten Broek was the Vice Chairman and Managing Executive of Hilton Grand Vacations Company, a timeshare development and operations company affiliated with Hilton Hotels. Mr. Ten Broek is an original shareholder of The Mariner Group, Inc. and has been a director of The Mariner Group, Inc. since 1973.
     Mr. Ten Broek is the Chairman Emeritus of the Florida Shore and Beach Preservation Association and Chairman of the American Coastal Coalition. He is a former director of two local banks and a founding director of Community Bank of the Islands. Mr. Ten Broek is an officer and director of various other Mariner affiliates. Mr. Ten Broek is a graduate of the University of Wisconsin. He worked for ten years in various executive positions with AT&T prior to joining Mariner.

     JOE K. BLACKETER: Age 45, was the Secretary/Treasurer of the Managing General Partner at December 31, 1997. Mr. Blacketer has been a Certified Public Accountant since 1983. He is a member of the American Institute of Certified Public Accounts (AICPA), and a member of the Florida Institute of Certified Public Accountants (FICPA). Mr. Blacketer joined Mariner Group in 1983. Mr. Blacketer was employed by Coopers & Lybrand, CPA's (1979-1983) prior to that time.

      ELAINE HAWKINS: Age 45, is the Vice President/Treasurer of the Managing General Partner. She joined the Mariner Group in 1980 as the Director of Risk Management for all of the affiliated entities. In 1988 she became the President of South Seas and Captiva Properties, Inc., an affiliated real estate firm. She holds licenses as a real estate broker, and in property, casualty, life and health insurance. Prior to joining the company she was employed by Liberty Mutual Insurance Company in commercial sales.

     JAMES C. REDINGER: Age 61. Mr. Redinger joined McDonald & Company (a partnership that transferred all of its assets to McDonald & Company Securities, Inc.) in March 1974, becoming a partner in 1977, working in the area of corporate underwriting and syndication of real estate and oil and gas ventures. He has had extensive experience in site selection, cost projections of both commercial and residential real estate projects and the syndication of such projects through limited partnerships. Mr. Redinger has served as Chairman of the District Nine Committee of the National Association of Securities Dealers, Inc., is a Vice President and a Director of MCD Oil and Gas Company, Inc., a Director of McDonald
     & Company Venture Capital, Inc., a Director of McDonald & Company Securities, Inc., and a Managing Director of McDonald & Company Securities, Inc.

     THOMAS M. O'DONNELL: Age 62. Mr. O'Donnell joined McDonald & Company in 1965 in the Corporate Finance Department. Mr. O'Donnell became a partner of McDonald & Company in 1968 and has been a member of its Policy Committee since 1971. Mr. O'Donnell is a Chartered Financial Analyst and a member of the Cleveland Society of Security Analysts. Mr. O'Donnell is a director of Seaway Food Town, Inc., Maumee, Ohio, a grocery retailer. Mr. O'Donnell is Chief Executive Officer and Chairman of the Board of McDonald & Company Investments, Inc., Chief Executive Officer and Chairman of the Board of McDonald, which operates an insurance agency; a Director of MCD Oil & Gas Company, Inc., a Director of McDonald & Company Venture Capital, Inc.; and a Director of McDonald Financial Services.

     RICHARD R. CUNDIFF, III: Age 38. Mr. Cundiff joined McDonald & Company in December 1982 and has assisted in the development of the Real Estate and Specialty Finance Department. Specializing in real estate and oil and gas investment banking, his responsibilities include structuring, marketing and monitoring investments in these particular areas. Mr. Cundiff is a First Vice President of McDonald & Company.

         (F) INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

     No director or officer of the Managing General Partner was involved in any event during the past five years which would be responsive to this question.

ITEM 11.  EXECUTIVE COMPENSATION

          (A) CURRENT REMUNERATION OF GENERAL PARTNERS, THEIR DIRECTORS AND OFFICERS

          No direct remuneration was paid or payable by the Partnership for the period ended December 31, 1997, to directors or officers of the General Partners. During the period ended December 31, 1997, 1996 and 1995, the remuneration paid to the affiliates of the General Partners was as follows:

              /bullet/ Management fees totalling $12,409, $106,235 and $133,256 were paid to the Managing General Partner or its affiliates for 1997, 1996 and 1995.

              /bullet/ The General Partners and their affiliates are also entitled to reimbursement for expenses (including amounts of any salaries paid to employees and officers of a General Partner or its affiliates) directly attributable to the operation of the Partnership which could have been obtained from independent parties. Expenses amounting to $25,800, $403,615 and $343,536 were incurred during the years ended December 31, 1997, 1996 and 1995, respectively. Amounts due to related parties, and included in accounts payable and accrued expenses at December 31, 1997 and 1996 are $2,150 and $44,108. A portion of this amount is for the payment of insurance premiums which are collected by Mariner Group, Inc. (for all Mariner affiliates) and paid to the carrier on behalf of Florida Income Fund, L.P. The balance is for reimbursement for on-site property management personnel and for reimbursement of other costs for services performed by the general partner or affiliates which the Partnership would be required to pay to third parties for comparable services in the same geographical location.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

See Note 5, Related Party Transactions in Notes to the Financial Statements, on page 23 under Item 8.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (A) 1. FINANCIAL STATEMENT SCHEDULES

         The following Financial Statement Schedules of the Partnership are included in Part II, Item 8:

                                                                         PAGE
                                                                         ----
               Report of Independent Accountants                           13

               Balance Sheets as of December 31, 1997 and 1996             14

               Statements of Operations for each of the three years
               ended December 31, 1997, 1996 and 1995                      15

               Statements of Partners' Capital for each of the
               three years ended December 31, 1997, 1996 and 1995          16

               Statements of Cash Flows for each of the three years
               ended December 31, 1997, 1996 and 1995                      17

               Notes to Financial Statements                          18 - 23

               Report of Independent Accountants on Schedule III           24

               Schedule III Real Estate and Accumulated Depreciation  25 - 28

               Schedules Omitted:

               Other schedules have been omitted because of the absence of conditions under which they are required or because the required information is included in the Financial Statements and Notes thereto.

        (A) 2. EXHIBITS

               EXHIBIT 27 - Financial Data Schedule (for SEC use only)

        (A) 3. REPORTS ON FORM 8-K

               The Partnership reported on Form 8-K dated October 1, 1997 that Corporate Office Park was sold to an unrelated party.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FLORIDA INCOME FUND, L.P.
                                    (Registrant)
                                    March 30, 1998

                                    By: /s/ ALLEN G. TEN BROEK
                                    ------------------------------------------
                                    ALLEN G. TEN BROEK
                                    President, Director and CEO
                                    Mariner Capital Management, Inc.
                                    (Principal Executive Officer)

                                    By: /s/
                                    ------------------------------------------
                                    Elaine Hawkins, Vice President/Secretary
                                    Mariner Capital Management, Inc.
                                    (Principal Financial and Acctg Officer)