Form 10-Q
period 1998-03-31
FLORIDA INCOME FUND LP
filed 1998-05-13
CIK 737829

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

                           FORM 10-Q

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR PERIOD ENDING MARCH 31, 1998.

Commission File Number:

     2-88845-A

Exact name of Registrant as specified in its charter:

     Florida Income Fund, L.P.

State or other Jurisdiction of incorporation or organization:

     Iowa

I.R.S. Employer Identification Number:

     59-2337910

Address of Principal Executive Offices:

     12800 University Drive, Ste 260
     Fort Myers, FL 33907

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

PART I


    FINANCIAL INFORMATION                            PAGE NO.

    Balance Sheets at March 31, 1998
    and December 31, 1997 . . . . . . . . . . . . . . . . . .3


    Statements of Income for the Three
    Months Ended March 31, 1998 and 1997. . . . . . . . . . .4


    Statements of Cash Flows for the Three
    Months Ended March 31, 1998 and 1997. . . . . . . . . . .5


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
                               BALANCE SHEETS
                                 (Unaudited)

                                          March 31     Dec. 31
                                          1998         1997
                                          _______________________
ASSETS

Current Assets
    Cash                                     94,224        101,791
    A/R Trade                                23,711         27,466
    Prepaid Expenses and Other               63,697         48,826
                                            _______        _______
    Total Current Assets                    181,632        178,083

Rental Properties, Net of Accumulated
    Depreciation of $1,308,602 at
    03/31/98 and $1,281,205 at 12/31/97   2,536,113      2,563,510

Intangible Assets
    Deferred Loan Costs                      45,251         47,939
                                          _________      _________
Total Assets                              2,762,996      2,789,532

LIABILITIES AND PARTNER'S CAPITAL

Current Liabilities
    Current maturities of notes
      and mortgages payable                  29,952         29,171
    Accounts Payable - Trade                  7,022          7,998
    Accrued Expenses                         29,579         14,600
    Customer and Security Deposits            8,926          8,926
                                          _________      _________
    Total Current Liabilities                75,479         60,695

NOTES AND MORTGAGES PAYABLE               1,613,588      1,621,375

PARTNERS'S CAPITAL
    General Partners Capital                 71,487         71,487
    Limited Partners Capital              1,015,939      1,035,975
    Net Loss                                (13,497)             0
                                          __________     __________
    Total Partners Equity                 1,073,929      1,107,462

    Total Liabilities and
    Partners Capital                      2,762,996      2,789,532

See Accompanying Notes to the Financial Statements


                          FLORIDA INCOME FUND, L.P.
                            STATEMENTS OF INCOME
                                 (Unaudited)




                                     For Three Months Ended
                                     03/31/98   03/31/97
                                     ______________________
REVENUES:

Sale Proceeds                              0    8,385,000
Rental Income                        118,739      238,514
Interest Income                           14           13
                                     _______    _________
    Total Income                     118,753    8,623,527



COSTS AND EXPENSES:

Cost of Sales                              0    4,462,275
Depreciation                          27,399       57,411
Property Expenses                     46,623      128,852
Real Estate Taxes                     11,862       11,808
Interest and
  Financing costs                     43,678       81,329
  Other Expense                        2,688        2,688
                                     _______    _________
  Total Costs and
  Expenses                           132,250    4,744,363

    Net Income (Loss)                (13,497)   3,879,164










See Accompanying Notes to the Financial Statements

                        FLORIDA INCOME FUND, L.P.
                        STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                  For Three Months Ended
                                                  03/31/97      03/31/96
                                                  ______________________
Cash flows from operating activities

Net Income (Loss)                                  (13,497)  3,879,164

Adjustments to reconcile net income to net
 cash provided by operational activities
     Cost of Sales                                       0   4,230,550
     Depreciation and Amortization                  30,087      70,158
     (Increase) decrease in accounts receivables     3,753      (3,699)
     (Increase) decrease in prepaid expenses       (14,871)     31,598
     Increase (decrease) in accounts
      payable and accrued expenses                  14,003    (132,289)
     Increase (decrease) in security deposits            0    (125,773)
                                                   ________  __________
Net cash flows provided by operating activities     19,475   7,949,709

Cash flows from investing activities
     Improvements to rental properties                   0           0
                                                  _________   _________
     Net cash used in investing activities               0           0

Cash flows from financing activities
     Repayments of long term borrowings
      to affiliated companies                            0     (1,120,000)
     Repayment of long term borrowings
      to unaffiliated companies                     (7,006) (3,162,949)
     Partner distributions paid                    (20,036) (3,434,011)
     Deposit on Sale                                     0    (425,883)
                                                 __________ ___________
     Net cash flows used by financing activities   (27,042) (8,142,843)

     Net increase (decrease) in cash                (7,567)   (193,134)

     Cash December 31                              101,791     334,144

     Cash March 31                                  94,224     141,010


See Accompanying Notes to the Financial Statements

                   FLORIDA INCOME FUND, L.P.
                 NOTES TO FINANCIAL STATEMENT
                        MARCH 31, 1997
                          (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all disclosures necessary for a fair presentation of the Partnerships' financial position, results of operations and cash flows in conformity with generally accepted accounting principles, as set forth in the Partnerships' Form 10-K for the period ended December 31, 1997. In management's opinion, all adjustments have been made to the financial statements necessary for a fair presentation of interim periods presented.


NOTE 2 - RELATED PARTY TRANSACTIONS

During the three month period ended March 31, 1998, and March 31, 1997, the Partnership paid $3,886 and $4,754 in Management Fees to Mariner Capital Management, Inc., the Managing General Partner, in accordance with the Partnership Agreement. These expenses are included in the property expenses. The General Partners and their affiliates are also entitled to reimbursement of costs (including amounts of any salaries paid to employees or its affiliates) directly attributable to the operation of the Partnership that could have been provided by independent parties. Costs amounting to $0 were incurred during the first quarter of 1998. This compares to $11,147 of costs that were incurred during the first quarter of 1997.


NOTE 3 - BALANCE SHEET

The Balance Sheet at December 31, 1997, has been taken from the Audited Financial Statements at that date.


NOTE 4- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Liquidity

The Partnership's cash position including interest bearing deposits at March 31, 1998, was $94,224. This compares to its cash position of $101,791 at December 31, 1997. At March 31,
1997, the Partnership's cash position was $141,010.

The decrease in cash from December 31, 1997, to March 31, 1998, was primarily due to the following factors. Cash provided by operations was $19,475, payments for property improvements were $0, principal pay downs of debt totalled $7,006. Partner distributions totalled $20,036. The Partnership's total investment in properties for its portfolio at March 31, 1998, was $3,844,715. This compares to its total property investment at December 31, 1997 of $3,844,715.

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

The sale of Seaside Inn, the Villas Plaza and Corporate Park resulted in a material reduction in both partnership assets, partnership debt and partnership liquidity.

Other than as discussed herein, there are no known trends, demands, commitments, events or uncertainties that in management's opinion, will result or are reasonably likely to result in the registrant's liquidity increasing or decreasing in any material way.

Capital Resources

The Partnerships outstanding debt as of March 31, 1998 was $1,643,540. This compares to debt outstanding December 31, 1997 of $1,650,546. The Partnership had $1,948,352 of outstanding debt at March 31, 1997.

Results of Operations

The Partnership's net loss for the three months ended March 31, 1998, was $13,497. This compares with net income of $3,879,164 for the same period a year ago.

The major variances from a year ago are due primarily to the sale of the three properties referenced above.

For the three month period ended March 31, 1998, total revenue decreased by $8,504,774 as compared to the same period one year ago. This decrease was primarily attributable to the property sales.

Edison Square's revenue decreased mainly due to a decrease in occupancy. At March 31, 1998, Edison Square was 90% occupied.

For the three months ended March 31, 1998, depreciation expense has decreased by $30,012.

Property expenses decreased $82,229 for the three month period primarily because of the sales of the three properties.

For the three months, interest expense has decreased $37,651 mainly due to a decrease in the amount of outstanding debt.

The Partnership indebtedness decreased by $304,812 from the time period March 31, 1997, to March 31, 1998. As of March 31, 1998, the Partnership had an outstanding debt of $1,643,540 compared to $1,948,352 at March 31, 1997. The Partnership's outstanding debt as of December 31, 1997, was $1,650,546.

Property and equipment has decreased from $4,848,009 at March 31, 1997, to $3,844,715 at March 31, 1998. Property and equipment was $3,844,715 as of December 31, 1997.

For the quarter ended March 31, 1998, the cash distribution to partners totalled $20,036.

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



                             FLORIDA INCOME FUND, L.P.
                             MARINER CAPITAL MANAGEMENT, INC.
                             MANAGING GENERAL PARTNER
                             (Registrant)





              5/12/98        By: /s/ ALLEN G. TEN BROEK
                             --------------------------------
                             Allen G. Ten Broek
                             President, Director and CEO
                             Mariner Capital Management, Inc.
                             (Principal Executive Officer)






              5/12/98        By: /s/ ELAINE HAWKINS
                             --------------------------------
                             Elaine Hawkins
                             Secretary/Treasurer
                             Mariner Capital Management, Inc.
                             (Principal Financial and Accounting
                              Officer)