Form 10-Q
period 1998-06-30
FLORIDA INCOME FUND LP
filed 1998-08-18
CIK 737829

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

                           FORM 10-Q

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR PERIOD ENDING JUNE 30, 1998.

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

PART I


    FINANCIAL INFORMATION                            PAGE NO.

    Balance Sheets at June 30, 1998
    and December 31, 1997 . . . . . . . . . . . . . . . . . .3


    Statements of Income for the Three and Six
    Months Ended June 30, 1998 and 1997 . . . . . . . . . . .4


    Statements of Cash Flows for the Six
    Months Ended June 30, 1998 and 1997 . . . . . . . . . . .5


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
                               BALANCE SHEETS
                                 (Unaudited)

                                          June 30         Dec. 31
                                             1998           1997
                                          _______________________
ASSETS

Current Assets
    Cash                                     50,486        101,791
    A/R Trade                                31,061         27,466
    Prepaid Expenses and Other               79,879         48,826
                                            _______        _______
    Total Current Assets                    161,426        178,083

Rental Properties, Net of Accumulated
    Depreciation of $1,336,063 at
    06/30/98 and $1,281,205 at 12/31/97   2,510,469      2,563,510

Intangible Assets
    Deferred Loan Costs                      42,563         47,939
                                          _________      _________
Total Assets                              2,714,458      2,789,532

LIABILITIES AND PARTNER'S CAPITAL

Current Liabilities
    Current maturities of notes
      and mortgages payable                  30,753         29,171
    Accounts Payable - Trade                  2,494          7,998
    Accrued Expenses                         41,593         14,600
    Customer and Security Deposits            8,926          8,926
                                          _________      _________
    Total Current Liabilities                83,766         60,695

NOTES AND MORTGAGES PAYABLE               1,605,592      1,621,375

PARTNERS'S CAPITAL
    General Partners Capital                 69,379         71,487
    Limited Partners Capital                995,919      1,035,975
    Net Loss                                (40,198)             0
                                          __________     __________
    Total Partners Equity                 1,025,100      1,107,462

    Total Liabilities and
    Partners Capital                      2,714,458      2,789,532

See Accompanying Notes to the Financial Statements


                          FLORIDA INCOME FUND, L.P.
                            STATEMENTS OF INCOME
                                 (Unaudited)




                         For Three Months Ended    For Six Months Ended
                          06/30/98     06/30/97    06/30/98    06/30/97
                         ________     ________     ________    ________
REVENUES:

Sales Proceeds                  0          0             0    8,350,000
Rental Income             113,584    157,215       232,323      395,729
Interest                       16         14            30           27
                          ________   _______     _________    _________
    Total Income          113,600    157,229       232,353    8,780,756


COSTS AND EXPENSES:

Cost of Sales                   0          0             0    4,462,275
Depreciation               27,459     36,605        54,858       94,016
Property Expenses          66,664     74,173       125,149      214,833
Interest and
  Financing costs          43,490     49,770        87,168      131,099
  Other Expense             2,688      2,688         5,376        5,376
                          ________   _______     _________    _________
  Total Costs and
  Expenses                140,301    163,236       272,551    4,907,599

    Net Income (Loss)     (26,701)    (6,007)     (40,198)    3,873,157










See Accompanying Notes to the Financial Statements

                        FLORIDA INCOME FUND, L.P.
                        STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                  For Six Months Ended
                                                  06/30/98      06/30/97
                                                  ______________________
Cash flows from operating activities

Net Income (Loss)                                  (40,198)  3,873,157

Adjustments to reconcile net income to net
 cash provided by operational activities
     Cost of Sales                                       0   4,230,550
Depreciation and Amortization                       60,234     109,869
     (Increase) decrease in accounts receivables    (3,595)      6,418
(Increase) decrease in prepaid expenses            (31,053)     16,190
     Increase (decrease) in accounts
      payable and accrued expenses                  21,489    (129,136)
     Increase (decrease) in security deposits            0    (125,773)
                                                   ________    ________
Net cash flows provided by operating activities      6,877    7,981,275

Cash flows from investing activities
     Improvements to rental properties              (1,817)          0
                                                  _________   _________
     Net cash used in investing activities          (1,817)          0

Cash flows from financing activities
     Repayments of long term borrowings
      to affiliated companies                            0      (1,120,000)
     Repayment of long term borrowings
      to unaffiliated companies                    (14,201) (3,169,480)
     Partner distributions paid                    (42,164) (3,473,599)
     Deposit on Sale                                     0    (425,883)
                                                ___________   _________
     Net cash flows used by financing activities   (56,365) (8,188,962)

     Net increase (decrease) in cash               (51,305)   (207,687)

     Cash December 31                              101,791     334,144

     Cash June 30                                   50,486     126,457


See Accompanying Notes to the Financial Statements

                   FLORIDA INCOME FUND, L.P.
                 NOTES TO FINANCIAL STATEMENT
                         JUNE 30, 1998
                          (Unaudited)

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


NOTE 2 - RELATED PARTY TRANSACTIONS

During the six month period ended June 30, 1998, and June 30, 1997, the Partnership paid $3,886 and $2,321 in Management Fees to Mariner Capital Management, Inc., the Managing General Partner, in accordance with the Partnership Agreement. These expenses are included in the property expenses. The General Partners and their affiliates are also entitled to reimbursement of costs (including amounts of any salaries paid to employees or its affiliates) directly attributable to the operation of the Partnership that could have been provided by independent parties. Costs amounting to $0 were incurred during the second quarter of 1998. This compares to $6,450 of costs that were incurred during the second quarter of 1997.


NOTE 3 - BALANCE SHEET

The Balance Sheet at December 31, 1997, has been taken from the Audited Financial Statements at that date.


NOTE 4- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Liquidity

The Partnership's cash position including interest bearing deposits at June 30, 1998, was $50,486. This compares to its cash position of $101,791 at December 31, 1997. At June 30,
1997, the Partnership's cash position was $126,457.

The decrease in cash from December 31, 1997, to June 30, 1998, was primarily due to the following factors. Cash provided by operations was $6,877, payments for property improvements were $1,817, principal pay downs of debt totalled $14,201. Partner distributions totalled $42,164. The Partnership's total investment in properties for its portfolio at June 30, 1998, was $3,846,532. This compares to its total property investment at December 31, 1997 of $3,844,715.

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

Capital Resources

The Partnerships outstanding debt as of June 30, 1998 was $1,636,345. This compares to debt outstanding December 31, 1997 of $1,650,546. The Partnership had $1,941,821 of outstanding debt at June 30, 1997.

Results of Operations

The Partnership's net loss for the six months ended June 30, 1998, was $40,198. This compares with net income of $3,873,157 for the same period a year ago.

The major variances from a year ago are due primarily to the sale of the three properties referenced above.

For the six month period ended June 30, 1998, total revenue decreased by $8,548,403 as compared to the same period one year ago. This decrease was primarily attributable to the property sales.

Edison Square's revenue decreased mainly due to a decrease in occupancy. At June 30, 1998, Edison Square was 86% occupied.

For the six months ended June 30, 1998, depreciation expense has decreased by $39,158.

Property expenses decreased $89,684 for the six month period primarily because of the sales of the three properties.

For the six months, interest expense has decreased $43,931 mainly due to a decrease in the amount of outstanding debt.

The Partnership indebtedness decreased by $305,476 from the time period June 30, 1997, to June 30, 1998. As of June 30, 1998, the Partnership had an outstanding debt of $1,636,345 compared to $1,941,821 at June 30, 1997. The Partnership's outstanding debt as of December 31, 1997, was $1,650,546.

Property and equipment has decreased from $4,848,009 at June 30, 1997, to $3,846,532 at June 30, 1998. Property and equipment was
$3,844,715 as of December 31, 1997.

For the quarter ended June 30, 1998, the cash distribution to partners totalled $22,128. Distributions for the six month period totalled $42,164.

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



                             FLORIDA INCOME FUND, L.P.
                             MARINER CAPITAL MANAGEMENT, INC.
                             MANAGING GENERAL PARTNER
                             (Registrant)





              8/14/98        By: /s/ ALLEN G. TEN BROEK
                             --------------------------------
                             Allen G. Ten Broek
                             President, Director and CEO
                             Mariner Capital Management, Inc.
                             (Principal Executive Officer)






              8/14/98        By: /s/ ELAINE HAWKINS
                             --------------------------------
                             Elaine Hawkins
                             Secretary/Treasurer
                             Mariner Capital Management, Inc.
                             (Principal Financial and Accounting
                              Officer)