Form 10-Q
period 1998-09-30
FLORIDA INCOME FUND LP
filed 1998-11-12
CIK 737829

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR PERIOD ENDING SEPTEMBER 30, 1998.

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

PART I


         FINANCIAL INFORMATION                            PAGE NO.

         Balance Sheets at September 30, 1998
         and December 31, 1997 . . . . . . . . . . . . . . . . . .3


         Statements of Income for the Three and Nine
         Months Ended September 30, 1998 and 1997. . . . . . . . .4


         Statements of Cash Flows for the Nine
         Months Ended September 30, 1998 and 1997. . . . . . . . .5


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
                               BALANCE SHEETS
                                 (Unaudited)

                                          Sept 30       Dec. 31
                                          1998          1997
                                          _______________________
ASSETS

Current Assets
    Cash                                     44,094        101,791
    A/R Trade                                44,943         27,466
    Prepaid Expenses and Other               96,062         48,826
                                            _______        _______
    Total Current Assets                    185,099        178,083

Rental Properties, Net of Accumulated
    Depreciation of $1,363,573 at
    09/30/98 and $1,281,205 at 12/31/97   2,484,211      2,563,510

Intangible Assets
    Deferred Loan Costs                      39,875         47,939
                                          _________      _________
Total Assets                              2,709,185      2,789,532

LIABILITIES AND PARTNER'S CAPITAL

Current Liabilities
    Current maturities of notes
      and mortgages payable                  32,579         29,171
    Accounts Payable - Trade                  2,337          7,998
    Accrued Expenses                         53,002         14,600
    Customer and Security Deposits            8,926          8,926
                                          _________      _________
    Total Current Liabilities                96,844         60,695

NOTES AND MORTGAGES PAYABLE               1,596,380      1,621,375

PARTNERS'S CAPITAL
    General Partners Capital                 69,379         71,487
    Limited Partners Capital                995,919      1,035,975
    Net Loss                                (49,337)             0
                                          __________     __________
    Total Partners Equity                 1,015,961      1,107,462

    Total Liabilities and
    Partners Capital                      2,709,185      2,789,532

See Accompanying Notes to the Financial Statements


                          FLORIDA INCOME FUND, L.P.
                            STATEMENTS OF INCOME
                                 (Unaudited)




                         For Three Months Ended    For Nine Months Ended
                          09/30/98     09/30/97    09/30/98    09/30/97
                         ________    ________     ________    ________
REVENUES:

Sales Proceeds                  0          0             0    8,385,000
Rental Income             119,465    155,382       351,788      551,111
Interest                       15         15            45           42
                          ________   _______     _________    _________
    Total Income          119,480    155,397       351,833    8,936,153


COSTS AND EXPENSES:

Cost of Sales                   0          0             0    4,462,275
Depreciation               27,510     41,248        82,368      135,264
Property Expenses          55,122     58,833       180,271      273,666
Interest and
  Financing costs          43,299     55,506       130,467      186,605
  Other Expense             2,688      2,688         8,064        8,064
                          ________   _______     _________    _________
  Total Costs and
  Expenses                128,619    158,275       401,170    5,065,874

    Net Income (Loss)      (9,139)    (2,878)     (49,337)    3,870,279










See Accompanying Notes to the Financial Statements

                        FLORIDA INCOME FUND, L.P.
                        STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                  For Nine Months Ended
                                                  09/30/98   09/30/97
                                                  _____________________
Cash flows from operating activities

Net Income (Loss)                                  (49,337)  3,870,279

Adjustments to reconcile net income to net
 cash provided by operational activities
     Cost of Sales                                       0   4,230,550
Depreciation and Amortization                       90,432     154,222
     (Increase) decrease in accounts receivables   (17,477)     12,992
(Increase) decrease in prepaid expenses            (47,236)       (506)
     Increase (decrease) in accounts
      payable and accrued expenses                  32,741    (118,676)
     Increase (decrease) in security deposits            0    (124,838)
                                                 __________  __________
Net cash flows provided by operating activities      9,123   8,024,023

Cash flows from investing activities
     Improvements to rental properties              (3,069)    (27,850)
                                                  _________   _________
     Net cash used in investing activities          (3,069)    (27,850)

Cash flows from financing activities
     Repayments of long term borrowings
      to affiliated companies                            0  (1,120,000)
     Repayment of long term borrowings
      to unaffiliated companies                    (21,587) (3,176,166)
     Partner distributions paid                    (42,164) (3,513,112)
     Deposit on Sale                                     0    (425,883)
                                                ___________ ___________
     Net cash flows used by financing activities   (63,751) (8,235,161)

     Net increase (decrease) in cash               (57,697)   (238,988)

     Cash December 31                              101,791     334,144

     Cash Sept 30                                   44,094      95,156


See Accompanying Notes to the Financial Statements

                   FLORIDA INCOME FUND, L.P.
                 NOTES TO FINANCIAL STATEMENT
                      SEPTEMBER 30, 1998
                          (Unaudited)

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


NOTE 2 - RELATED PARTY TRANSACTIONS

During the nine month period ended September 30, 1998, and September 30, 1997, the Partnership paid $3,886 and $2,995 in Management Fees to Mariner Capital Management, Inc., the Managing General Partner, in accordance with the Partnership Agreement. These expenses are included in the property expenses. The General Partners and their affiliates are also entitled to reimbursement of costs (including amounts of any salaries paid to employees or its affiliates) directly attributable to the operation of the Partnership that could have been provided by independent parties. Costs amounting to $0 were incurred during the third quarter of 1998. This compares to $6,450 of costs that were incurred during the third quarter of 1997.


NOTE 3 - BALANCE SHEET

The Balance Sheet at December 31, 1997, has been taken from the Audited Financial Statements at that date.


NOTE 4- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Liquidity

The Partnership's cash position including interest bearing deposits at September 30, 1998, was $44,094. This compares to its cash position of $101,791 at December 31, 1997. At September
30, 1997, the Partnership's cash position was $95,156.

The decrease in cash from December 31, 1997, to September 30, 1998, was primarily due to the following factors. Cash provided by operations was $9,123, payments for property improvements were $3,069, principal pay downs of debt totalled $21,587. Partner distributions totalled $42,164. The Partnership's total investment in properties for its portfolio at September 30, 1998, was $3,847,784. This compares to its total property investment at December 31, 1997 of $3,844,715.

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

Capital Resources

The Partnerships outstanding debt as of September 30, 1998 was $1,628,959. This compares to debt outstanding December 31, 1997 of $1,650,546. The Partnership had $1,935,135 of outstanding debt at September 30, 1997.

Results of Operations

The Partnership's net loss for the nine months ended September
30, 1998, was $49,337. This compares with net income of $3,870,279 for the same period a year ago.

The major variances from a year ago are due primarily to the sale of the three properties referenced above.

For the nine month period ended September 30, 1998, total revenue decreased by $8,584,320 as compared to the same period one year ago. This decrease was primarily attributable to the property sales.

Edison Square's revenue decreased mainly due to a decrease in occupancy. At September 30, 1998, Edison Square was 81% occupied.

For the nine months ended September 30, 1998, depreciation expense has decreased by $52,896.

Property expenses decreased $93,395 for the nine month period primarily because of the sales of the three properties.

For the nine months, interest expense has decreased $56,138 mainly due to a decrease in the amount of outstanding debt.

The Partnership indebtedness decreased by $306,176 from the time period September 30, 1997, to September 30, 1998. As of September 30, 1998, the Partnership had an outstanding debt of $1,628,959 compared to $1,935,135 at September 30, 1997. The
Partnership's outstanding debt as of December 31, 1997, was $1,650,546.

Property and equipment has decreased from $4,875,859 at September
30, 1997, to $3,847,784 at September 30, 1998.  Property and
equipment was $3,844,715 as of December 31, 1997.

For the quarter ended September 30, 1998, the cash distribution to partners totalled $0. Distributions for the nine month period totalled $42,164.

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



                             FLORIDA INCOME FUND, L.P.
                             MARINER CAPITAL MANAGEMENT, INC.
                             MANAGING GENERAL PARTNER
                             (Registrant)





              11/12/98       By: /s/ ALLEN G. TEN BROEK
                             --------------------------------
                             Allen G. Ten Broek
                             President, Director and CEO
                             Mariner Capital Management, Inc.
                             (Principal Executive Officer)






              11/12/98       By: /s/ ELAINE HAWKINS
                             --------------------------------
                             Elaine Hawkins
                             Secretary/Treasurer
                             Mariner Capital Management, Inc.
                             (Principal Financial and Accounting
                              Officer)