Form 10-K405
period 1998-12-31
FLORIDA INCOME FUND LP
filed 1999-03-31
CIK 737829

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR FISCAL YEAR ENDED DECEMBER 31, 1998

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

                            FLORIDA INCOME FUND, L.P.
                                FORM 10-K - 1998
                       CONTENTS AND CROSS REFERENCE INDEX

PART     ITEM                                                       FORM 10-K
 NO.      NO.                    DESCRIPTION                         PAGE NO.
----     ----                    -----------                        ---------

I        1       Business                                                   3

         2       Properties                                             3 - 7

         3       Legal Proceedings                                          7

         4       Submission of Matters to a Vote of
                 Security Holders                                           7

II       5       Market for Registrant's Partnership
                 Equity and Related Partner Matters                         8

         6       Selected Financial Data                                    8

         7       Management's Discussion and Analysis of
                 Financial Condition and Results of Operations         9 - 10

         8       Financial Statements and Supplementary Data          11 - 27

         9       Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure                    28


III      10      Directors and Executive Officers of
                 the Registrant                                       28 - 30

         11      Executive Compensation                               31 - 32

         12      Security Ownership of Certain Beneficial
                 Owners and Management                                     32

         13      Certain Relationships and Related Party
                 Transactions                                              32

IV       14      Exhibits, Financial Statement Schedules
                 and Reports on Form 8-K                                   33

                 Signatures                                                34

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

When purchased, the property was 62.5% occupied. At December 31, 1998 and 1997 the property was 86% and 90% occupied, respectively.

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

Corporate Office Park and Villas Plaza Shopping Center were collateralized by a first mortgage to an affiliated partnership in the amount of $1,400,000. The interest rate was 12%. This loan was paid in full from the sale of these properties.

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
                                                             ----------

Terms of purchase provided for assumption of a first mortgage of $586,000, a second mortgage from the seller for $328,000, with the balance paid in cash. The second mortgage was paid off and refinanced with a 10% interest only mortgage obtained from an affiliated partnership. The second mortgage matured in January 1990. In February 1990, $160,000 of this second mortgage was paid off from proceeds of the Gallery Motel refinancing (See Page 6). On December 31, 1992, the Partnership borrowed $500,000 of additional cash from an affiliated partnership and satisfied the $150,000 second mortgage on Edison square. This resulted in a new loan of $1,350,000 collateralized by Villas Plaza and Corporate Office Park, with a 12% interest rate and that matured December 31, 1994. Proceeds from this refinance were used to pay off the original first mortgage in January 1993, the $150,000 line of credit, the 1% point associated with the refinance and the remainder will be used for capital improvements to the properties. The Partnership has obtained a new loan in the amount of $1,400,000 to be used to pay this loan in full and cover loan costs. See prior discussion under "Corporate Park".

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANTS'S PARTNERS' EQUITY AND RELATED PARTNER MATTERS

The Partnership units are not traded on any public market and it is not contemplated these units will be traded on any public market in the future. As of December 31, 1998, there were 463 Limited Partners.

The Partnership paid quarterly cash distributions to the general and limited partners totaling $42,147, $3,931,182 and $263,421 during 1998, 1997 and 1996, respectively. The Partnership intends to use operating cash produced by the Partnership for capital improvements in 1999 and to distribute any excess cash to the Partners.

ITEM 6. SELECTED FINANCIAL DATA

                                                                 YEARS ENDED DECEMBER 31,
                                              --------------------------------------------------------------
                                                1998          1997         1996         1995         1994
                                              ---------    ----------   ----------   ----------   ----------
Operating revenues (including
interest income of $59 for 1998,
$57 for 1997, $7,612 for 1996,
$55 for 1995 and $37 for 1994                 $  461,734   $  663,470   $2,469,967   $2,210,238   $2,079,030

Net income (loss)                             $  (86,429)  $3,887,102   $ (169,012)  $  (77,025)  $   68,009

Net income (loss) per weighted
average Limited Partnership unit              $   (16.41)  $   737.81   $   (32.08)  $   (14.62)  $    12.91

Total assets                                  $2,629,769   $2,789,532   $8,318,811   $8,461,619   $8,335,671

Mortgages and notes payable                   $1,621,374   $1,650,546   $6,231,301   $6,299,697   $6,155,942

Distributions to Limited Partners             $   40,039   $3,922,227   $  250,250   $  100,100   $  225,225

Distributions per Limited
Partnership unit                              $     8.00   $   783.66   $    50.00   $    20.00   $    45.00

Partners' equity                              $  978,886   $1,107,462   $1,151,542   $1,583,975   $1,766,368

Book value per Limited
Partnership unit                              $   182.58   $   206.99   $   252.84   $   334.92   $   369.54

Also, refer to Item #8 and the audited Financial Statements referred to herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY - The principal sources of the Partnership's liquidity are income from commercial real estate purchased for the Partnership's portfolio (as described in Results from Operations), cash reserves, and the sale of the Partnership's assets.

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

Partner distributions in 1998 were lower than in 1997 due to the sales of most of the Partnership's portfolio in 1997.

Other factors that could affect liquidity are unexpected vacancies and unanticipated capital improvements. Other than as discussed above, Management is not aware of any trends or demands, commitments events or uncertainties that will result, or that are reasonably likely to result, in the Partnership's liquidity increasing or decreasing in any material way.

CAPITAL RESOURCES - As of December 31, 1998, the Partnership had $49,310 in cash and other interest-bearing deposits.

In connection with debt refinancing in 1995, see Section 7 under Liquidity.

Land and buildings (net of accumulated depreciation of $1,391,126) are carried at $2,456,659 at December 31, 1998. Improvements to rental properties totaled $3,070 in 1998. The improvements were paid for out of cash from operating activities.

Management does not anticipate significant capital improvement expenditures in 1999. Factors influencing this would be unexpected vacancies and general property conditions.

YEAR 2000 - Many existing computer programs use only two digits to identify a year (for example, "98" is used to represent "1998"). Such programs read "00" as the year 1900, and thus may not recognize dates beginning with the year 2000, or many otherwise produce erroneous results or cease processing when dates after 1999 are encountered. Such failures could cause disruptions in normal business operations.

In 1998, the Partnership inventoried and assessed the critical information systems that impact operations and financial reporting in order to develop a strategy to address required computer software changes and upgrades relating to such operations. A plan to test and, as necessary, replace, upgrade or repair these systems was developed, implemented, and completed in 1998. Replacement and upgrades included release upgrades of packaged software for the Partnership financial recordkeeping system. The cost of the project was less than $1,000 and expensed in accordance with appropriate accounting policies.

The Partnership inventoried and assessed the Year 2000 issues that impact it, however it cannot identify the potential problems that may originate with third parties outside the Partnership's control.

Given the fact that the Partnership assessed any Year 2000 systems and equipment issues and completed any required corrections, it believes all costs to the Partnership's operations, financial condition and results of operations have already been incurred.

RESULTS OF OPERATIONS

COMPARISON OF THE FISCAL YEARS ENDED DECEMBER 31, 1998 AND 1997

During the years ended December 31, 1998 & 1997, the Partnership's principal sources of revenue were proceeds from sales of properties of $0 and $9,135,000, rental income of $408,647 and $580,853 and expense reimbursements of $53,028 and $82,560, respectively. The decrease in rental revenues and tenant reimbursements are attributable to the sales of the Gallery Motel, Villas Plaza, and Corporate Office Park during 1997.

Property operating expenses have decreased from $322,358 to $185,063 primarily due to the sales of the properties.

Depreciation expense decreased from $155,805 to $109,921 due to property sales. Interest expense decreased $46,178 due to the payoff of mortgage balances as a result of property sales.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Balance Sheets of the Partnership as of December 31, 1998 and 1997 and the Statements of Operations, Partner's Capital and Cash Flows of the Partnership for each of the three years in the period ended December 31, 1998, as well as the Notes to Financial Statements and Schedule III and the Report of Independent Certified Public Accountants there on, dated February 12, 1999, are set forth herein:

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Partners
Florida Income Fund, L.P.

In our opinion, the accompanying balance sheets and the related statements of operations, partners' capital, and cash flows present fairly, in all material respects, the financial position of Florida Income Fund, L.P. (the "Partnership") at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting
principles.   These financial statements are the responsibility of the
Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





February 12, 1999
Tampa, Florida

FLORIDA INCOME FUND, L.P.
BALANCE SHEETS
December 31, 1998 and 1997

              ASSETS                                                           1998                1997
                                                                         ------------------- -------------------
CURRENT ASSETS
   Cash and cash equivalents                                             $   49,310          $   101,791
   Accounts receivable, net                                                  29,443               27,466
   Prepaid expenses and other                                                57,170               48,826
                                                                         ------------------- -------------------
     Total current assets                                                   135,923              178,083
                                                                         ------------------- -------------------

RENTAL PROPERTIES, net                                                    2,456,659            2,563,510
                                                                         ------------------- -------------------

INTANGIBLE ASSETS
   Deferred loan costs, net                                                  37,187               47,939
                                                                         ------------------- -------------------

      Total assets                                                       $2,629,769          $ 2,789,532
                                                                         =================== ===================

  LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
   Current maturities of mortgages payable                               $   32,993          $    29,171
   Accounts payable and other                                                 5,983                7,998
   Accrued interest                                                          14,600               14,600
   Customer and security deposits                                             8,926                8,926
                                                                         ------------------- -------------------
      Total current liabilities                                          $   62,502          $    60,695
                                                                         ------------------- -------------------

MORTGAGES PAYABLE
   Mortgages payable, less current maturities                            $1,588,381          $  1,621,375
                                                                         ------------------- -------------------
      Total mortgages payable                                            $1,588,381          $  1,621,375
                                                                         ------------------- -------------------

PARTNERS' CAPITAL
   General partners capital                                              $   65,058          $    71,487
   Limited partners, 5,005 limited partnership units authorized;
        5,005 issued and outstanding                                        913,828            1,035,975
                                                                         ------------------- -------------------
      Total partners' capital                                            $  978,886          $ 1,107,462
                                                                         ------------------- -------------------
      Total liabilities and partners' capital                            $2,629,769          $ 2,789,532
                                                                         =================== ===================

The accompanying notes are an integral part of these financial statements.

FLORIDA INCOME FUND, L.P.
STATEMENTS OF OPERATIONS
years ended December 31, 1998, 1997 and 1996



                                                                          1998             1997               1996
                                                                  ----------------  ----------------  -----------------
Revenues
   Rental income                                                   $      408,647     $     580,853      $  2,305,736
   Tenant reimbursements                                                   53,028            82,560           157,069
   Interest income                                                             59                57             7,162
   Gain on sale of rental properties                                            0         3,999,439                 0
                                                                  ----------------  ----------------  -----------------

                                                                          461,734         4,662,909         2,469,967
                                                                  ----------------  ----------------  -----------------

Expenses
   Property operating expenses                                            185,063           322,358         1,078,297
   Interest expense                                                       184,319           176,277           556,858
   Interest expense - affiliates                                                0            54,220           168,000
   Depreciation                                                           109,921           155,805           454,860
   Property taxes                                                          52,065            67,147           143,090
   Bad debt expense                                                        16,795                 0             8,374
   Loss on impairment of asset                                                  0                 0           229,500
                                                                  ----------------  ----------------  -----------------

                                                                          548,163           775,807         2,638,979
                                                                  ----------------  ----------------  -----------------

      Net (loss) income                                            $      (86,429)    $   3,887,102      $   (169,012)
                                                                  ================  ================  =================

Net (loss) income allocated to general partner                     $       (4,321)    $     194,355      $     (8,451)
                                                                  ================  ================  ================

Net (loss) income allocated to limited partners                    $      (82,108)    $   3,692,747      $   (160,561)
                                                                  ================  ================  =================

Net (loss) income per limited partner unit                         $       (16.41)    $      737.81      $     (32.08)
                                                                  ================  ================  =================

Distributions per limited partner unit                             $         8.00     $      783.66      $      50.00
                                                                  ================  ================  ================
Weighted average limited partner units outstanding                          5,005             5,005             5,005
                                                                  ================  ================  ================

The accompanying notes are an integral part of these financial statements.

FLORIDA INCOME FUND, L.P.
STATEMENTS OF PARTNERS' CAPITAL
years ended December 31, 1998, 1997, and 1996




                                                                      GENERAL           LIMITED
                                                                      PARTNERS          PARTNERS          TOTAL
                                                                    --------------    --------------    ---------------
Balances December 31, 1995                                          $  (92,291)       $  1,676,266      $  1,583,975

   Net loss                                                             (8,451)          (160,561)         (169,012)

   Distributions                                                       (13,171)          (250,250)         (263,421)
                                                                    ---------------   ---------------   ---------------
Balances, December 31, 1996                                           (113,913)         1,265,455          1,151,542

   Net income                                                          194,355          3,692,747          3,887,102

   Distributions                                                        (8,955)        (3,922,227)        (3,931,182)
                                                                    ---------------   ---------------   ---------------
Balances December 31, 1997                                              71,487          1,035,975          1,107,462

   Net Loss                                                             (4,321)           (82,108)           (86,429)

   Distributions                                                        (2,108)           (40,039)           (42,147)
                                                                    ---------------   ---------------   ---------------
Balances December 31, 1998                                          $   65,058        $   913,828        $   978,886
                                                                    ===============   =============      ===============

The accompanying notes are an integral part of these financial statements.

FLORIDA INCOME FUND, L.P.
STATEMENTS OF CASH FLOWS
years ended December 31, 1998, 1997 and 1996

                                                                        1998              1997              1996
                                                                   ----------------  ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                               $    (86,429)     $   3,887,102      $    (169,012)
    Adjustments to reconcile net income (loss) to net cash
        (used in) provided by operating activities
      Gain on sale of rental properties                                       0         (3,999,439)                 0
      Amortization of deferred loan costs                                10,752             22,062             49,020
      Depreciation                                                      109,921            155,805            454,860
      Bad debt                                                           16,795                  0              8,374
      Loss on impairment of rental property                                   0                  0            229,500
       (Increase) decrease in:
        Accounts receivable, net                                        (18,772)            26,829            (32,302)
        Prepaid expenses and other                                       (8,344)            37,199            (33,942)
       Increase (decrease) in:
        Accounts payable and other                                       (2,015)          (116,924)            19,502
        Customer and security deposits                                        0           (132,137)            12,458
                                                                    ----------------  ----------------  ---------------
           Net cash provided by (used in) operating activities           21,908           (119,503)           538,458
                                                                    ----------------  ----------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of rental properties                                    0          8,852,820                  0
   Improvements to rental properties                                     (3,070)           (27,850)           (42,038)
   Rental property sale deposit                                               0           (425,883)            96,560
                                                                    ----------------  ----------------  ---------------
           Net cash (used in) provided by operating activities           (3,070)         8,399,087             54,522
                                                                    ----------------  ----------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of borrowings on mortgages payable                        (29,172)        (3,180,755)           (68,394)
   Repayment of borrowings from affiliates                                    0         (1,400,000)                 0
   Partner distributions paid                                           (42,147)        (3,931,182)          (263,421)
                                                                    ----------------  ----------------  ---------------
           Net cash used in financing activities                        (71,319)        (8,511,937)          (331,815)
                                                                    ----------------  ----------------  ---------------
Net (decrease) increase in cash and cash equivalents                    (52,481)          (232,353)           261,165

Cash and cash equivalents at beginning of year                          101,791            334,144             72,979
                                                                   ----------------  ----------------   ---------------
Cash and cash equivalents at end of year                           $     49,310      $     101,791      $     334,144
                                                                   ================  ================   ===============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
      Interest on borrowings--affiliates                           $          0      $      96,220      $     126,000
       Interest on borrowings--other                                    173,567            176,277            507,838
                                                                   ----------------- ----------------   ---------------
                                                                   $    173,567      $     272,497      $     633,838
                                                                   ================= =================  ===============

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

       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          A summary of the significant accounting policies of the Partnership follows:

          RENTAL INCOME: The Partnership leases space in its retail centers. These leases range from one to four years and include provisions for minimum rent increases at stated amounts or the Consumer Price Index.

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

          WEIGHTED AVERAGE NUMBER OF LIMITED PARTNER UNITS OUTSTANDING: Net income (loss) and distributions per limited partner unit are calculated based upon the weighted average number of units of limited partnership interest outstanding for the years ended December 31, 1998, 1997 and 1996.

          CASH EQUIVALENTS: For purposes of the statement of cash flows, the Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

          FAIR VALUE OF FINANCIAL INSTRUMENTS: The recorded value for cash and cash equivalents approximates fair value because of the short maturity of these instruments. The fair value of the Partnership's short and long-term notes and mortgages payable at December 31, 1998, based upon market rates, approximates the amounts disclosed in
          Note 4.

          RECLASSIFICATIONS: Certain amounts in the 1996 financial statements have been reclassified to conform to the current year presentation. These reclassifications have no effect on the net income or partners' capital previously reported.

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

2.     ACCOUNTS RECEIVABLE:

       Accounts receivable consisted of the following at December 31:

                                                                             1998            1997
                                                                        --------------  ---------------
        Accounts receivable                                             $      46,238   $       28,213
        Allowance for doubtful accounts                                       (16,795)            (747)
                                                                        --------------  ---------------
        Accounts receivable, net                                        $      29,443   $       27,466
                                                                        ==============  ===============




3.     RENTAL PROPERTIES:

       Rental properties consisted of the following at December 31:

                                                                             1998            1997
                                                                        --------------  ---------------
        Land                                                            $     665,360   $      665,360
        Buildings and improvements                                          3,182,425        3,179,355
                                                                        --------------  ---------------
                                                                            3,847,785        3,844,715
        Accumulated depreciation                                           (1,391,126)      (1,281,205)
                                                                        --------------  ---------------
        Rental properties, net                                          $   2,456,659   $    2,563,510
                                                                        ==============  ===============



       Depreciation expense was $109,921, $155,805 and $454,860 for 1998, 1997 and 1996, respectively.

       The leases at Edison Square are noncancelable leases. Based on the terms of the leases in existence at December 31, 1998, future minimum annual rentals from these leases over the next five years, and in the aggregate, will be approximately as follows:

              1999                                $  254,789
              2000                                    68,661
              2001                                    46,385
              2002                                    46,719
              2003                                    33,210
                                                  ----------------
                                                  $  449,764
                                                  ================


4.     DEFERRED LOAN COSTS:

       Deferred loan costs at December 31 are as follows:

                                                      1998          1997
                                                  ------------  ------------
        Loan costs                                $   84,800    $    84,800
        Accumulated amortization                     (47,613)       (36,861)
                                                  ------------  ------------

                                                  $   37,187    $    47,939
                                                  ============  ============


       Additions to deferred loan costs relate to modifications of note terms and other refinancing transactions during the years ended December 31, 1997 and 1996. Certain loan costs became fully amortized during the years ended December 31, 1997 and 1996 and, therefore, were written off. Included in interest expense during 1998, 1997, and 1996 is amortization expense related to loan costs in the amount of $10,752, $22,062 and $49,020, respectively.

5.     MORTGAGES PAYABLE:

       Mortgages payable consisted of the following at December 31:

                                                                                           1998              1997
                                                                                     ----------------  ----------------
           Mortgages payable to financial institution:
              Mortgage payable with monthly payments of $16,895 including
                interest at 10.6%, final payment due October 2001                    $    1,621,374    $    1,650,546

           Less current maturities                                                          (32,993)          (29,171)
                                                                                     ----------------  ----------------
                   Total long-term debt less current maturities                      $    1,588,381    $    1,621,375
                                                                                     ================  ================

       Long-term portions of mortgages payable are scheduled to mature approximately as follows:

              2000                        $        36,028
              2001                              1,552,353
                                         ----------------
                                          $     1,588,381
                                         ================

       Edison Square rental property and all related rents and receivables are pledged as collateral for mortgages payable.


6.     RELATED PARTY TRANSACTIONS:

       The Partnership participated in the following related party transactions:

       The General Partners and their affiliates are entitled to receive compensation for leasing and management fees in an amount not to exceed 6% of gross revenues produced by commercial Partnership properties. For the years ending December 31, 1998, 1997 and 1996, the General Partners and their affiliates received fees of $0, $12,409 and $106,235, respectively.

       The General Partners and their affiliates are also entitled to reimbursement of costs (including amounts of any salaries paid to employees and officers of a General Partner or its affiliates) directly attributable to the operation of the Partnership which could have been obtained from independent parties. Expenses amounting to $0, $25,800 and $403,615 were incurred during the years ended December 31, 1998, 1997 and 1996, respectively, of which the following amounts were included in accounts payable and accrued expenses:

                                                                         1998              1997
                                                                  ----------------- -----------------
        Amounts included in accounts payable                      $            0    $        2,150
                                                                  ================= =================
        Amounts included in accrued expenses                      $            0    $            0
                                                                  ================= =================

7.     PROPERTY DISPOSITIONS:

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

            REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Our report on the financial statements of Florida Income Fund, L.P. is included on page 12 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 33 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.








February 12, 1999
Tampa, Florida

                            FLORIDA INCOME FUND, L.P.
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER, 31, 1998

  COL. A         COL. B             COL. C                   COL. D                          COL. E
                                                         COST CAPITALIZED                GROSS AMT AT
                                   INITIAL COST            SUBSEQUENT TO                 WHICH CARRIED AT
                                  TO PARTNERSHIP            ACQUISITION                  CLOSE OF PERIOD
                               -----------------------  -------------------------        ----------------
                                          BLDGS. &                  CARRYING             BLDGS &
DESCRIPTION      ENCUMBRANCES  LAND       IMPROVEMENTS IMPROVEMENTS COSTS    LAND        IMPROVEMENTS        TOTAL
-----------      ------------  ----       ------------ ------------ -------- ----        ----------------    -----
Edison Square
Shopping Center
Ft. Myers, FL    $1,621,374    $  665,360 $2,661,440   $  520,985   $-0-     $  665,360  $3,182,425          $ 3,847,785

                 ----------    ---------- ----------   ----------   ----     ----------  ----------          -----------

TOTALS           $1,621,374    $  665,360 $2,661,440   $  520,985   $-0-    $  665,360   $3,182,425          $ 3,847,785
                 ==========    ========== ==========   ==========   ====    ==========   ==========          ===========

  COL. A              COL. F         COL. G       COL. H       COL. I


                                                            LIFE IN WHICH
                                                               DEPRECIATION IN
                                                               LATEST INCOME
                     ACCUMULATED   DATE OF        DATE         STATEMENT IS
DESCRIPTION          DEPRECIATION  CONSTRUCTION   ACQUIRED     COMPUTED
-----------          ------------  ------------   --------     ---------------
Edison Square
Shopping Center
Ft. Myers, FL        $1,391,126    1984           10/19/84     40 years

                     ----------
TOTALS               $1,391,126
                     ==========

SEE ACCOMPANYING NOTES TO SCHEDULE III



                           FLORIDA INCOME FUND, L. P.
                             NOTES TO SCHEDULE III
                                DECEMBER 31, 1998
                    REAL ESTATE AND ACCUMULATED DEPRECIATION


Balance as of 12/31/95                                              $11,276,106

         Improvements, etc.                           42,038
         Impairment of value                        (229,500)          (187,462)
                                                  ----------        ------------
Balance as of 12/31/96                                               11,088,644

         Improvements, etc.                           27,850
         Cost of real estate sold                 (7,271,779)        (7,243,929)
                                                  -----------       ------------
Balance as of 12/31/97                                                3,844,715

         Improvements, etc.                            3,070              3,070
                                                  ------------      ------------
Balance as of 12/31/98                                              $ 3,847,785
                                                                    ============

                            FLORIDA INCOME FUND, L.P.
                             NOTES TO SCHEDULE III
                                DECEMBER 31, 1998
                    REAL ESTATE AND ACCUMULATED DEPRECIATION


Balance as of 12/31/95                                             $ 3,088,938

    Depreciation expense for 1996                     454,860          454,860
                                                  ------------      -----------
Balance as of 12/31/96                                               3,543,798

    Depreciation expense for 1997                     155,805
    Accumulated depreciation on disposal
      of fixed assets                              (2,418,398)      (2,262,593
                                                  ------------     -----------
Balance as of 12/31/97                                               1,281,205

    Depreciation expense for 1998                     109,921          109,921
                                                  -------------    -----------
                                                                   $ 1,391,126
                                                                   ===========

                            FLORIDA INCOME FUND, L.P.
                             NOTES TO SCHEDULE III
                                DECEMBER 31, 1998
                    REAL ESTATE AND ACCUMULATED DEPRECIATION


(A) The aggregate cost of land and buildings is the same for Federal Income Tax purposes.

(B) See Note 1 to the Financial Statements for depreciation method.

(C) See Note 5 to the Financial Statements for further information on debt obligations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         (A) AND (B) IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

The Partnership, as an entity, does not have any directors or officers. The Managing General Partner is Mariner Capital Management, Inc. (located at 12800 University Dr., Ste. 260, Fort Myers, Florida 33907), a Florida corporation formed for the purpose of becoming the general partner in limited partnerships formed principally to invest in real estate. The Managing General Partner is a wholly owned subsidiary of The Mariner Group, Inc., an Ohio corporation (referred to herein as "Mariner Group"). The executive officers/directors of the Managing General Partner as of December 31, 1998, were as follows: Robert
M. Taylor, Timothy R. Bogott, Allen G. Ten Broek and Elaine Hawkins.

Mr. Taylor and Mr. Bogott have served as officers of the Mariner Capital Management, Inc., since its incorporation on July 11, 1983. Allen G. Ten Broek replaced Lawrence A. Raimondi as President as of December 31, 1997. Subsequent to December 31, 1997, Mr. Blacketer resigned as Secretary/Treasurer. He was replaced in the capacity by Elaine Hawkins.

MCD Real Estate, Inc. (located at 800 Superior Avenue, Suite 2100, Cleveland, Ohio 44114) (referred to herein as "MCD") is a Co-General Partner. MCD is an Ohio corporation and a wholly owned subsidiary of McDonald & Company Securities, Inc., the Managing Dealer of the offering. McDonald & Company Securities, an Ohio corporation, is a wholly owned subsidiary of McDonald & Company Investments, Inc., a publicly-traded Delaware corporation listed on the New York Stock Exchange. MCD was formed in February of 1981 for the principal purpose of becoming the general partner of limited partnerships formed to provide equity financing for various real estate projects. The directors and officers of MCD as of December 31, 1998, were as follows: James
C. Redinger, Thomas M. O'Donnell and Richard R. Cundiff.

         (C) IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES

         Not applicable

         (D) FAMILY RELATIONSHIP

         Not applicable

         (E) BUSINESS EXPERIENCE

     ROBERT M. TAYLOR: Age 57, is Chairman of the Board and a Director of the Managing General Partner. He founded Mariner Group in 1971 and served as its President until his election as Chairman and Chief Executive Officer of Mariner Group in 1979. He also serves as an officer or director of various other Affiliates of Mariner Group. Mr. Taylor is a Director of Acme-Cleveland Corporation, Cleveland, Ohio, a manufacturer of machine tools; Barnett Bank of Fort Myers, Fort Myers, Florida; MIL- COM Electronics Corporation, San Antonio, Texas; Florida Council of 100; the Fort Myers Chamber of Commerce, and Chairman of the Business Development Corporation of Southwest Florida, Fort Myers, Florida. Since 1971, Mr. Taylor has directed the completion of over 30 real estate developments in Lee County, Florida. Prior to 1971, Mr. Taylor was a management consultant employed by McKinsey & Company, Inc., Cleveland, Ohio.

     TIMOTHY R. BOGOTT: Age 52, is a Director and the former President of the Managing General Partner. He was involved in all aspects of the organization and management of Florida Income Fund, L.P., Florida Income Fund II and Florida Income Fund III until January 1994 when he became President of South Seas Resorts Company. He joined Mariner Group in 1976 and has held the positions of Project Manager and Director of Administration and Secretary/Treasurer. Prior to 1976, Mr. Bogott was employed as an Assistant Vice President of Palmetto Federal Savings and Loan Association, Fort Myers, Florida (1974-1976) and held various management positions with the First National Bank of Fort Myers (1970-1974). Mr. Bogott was elected Secretary/Treasurer of Mariner Group in 1979 and Vice President -Finance in 1983. Mr. Bogott is also President of Mariner Capital Investment Corporation and is an officer or director of various other Affiliates of Mariner Group.

     ALLEN G. TEN BROEK: Age 58, Mr. Ten Broek became President of Mariner Capital Management, Inc. on December 31, 1997. Mr. Ten Broek is also President and CEO of The Mariner Group, Inc., a position in which he served from 1979 to 1992, and again since October 1995. The Mariner Group is an asset management, business development and real estate development company. From 1992 to 1995 Mr. Ten Broek was the Vice Chairman and Managing Executive of Hilton Grand Vacations Company, a timeshare development and operations company affiliated with Hilton Hotels. Mr. Ten Broek is an original shareholder of The Mariner Group, Inc. and has been a director of The Mariner Group, Inc. since 1973.
     Mr. Ten Broek is the Chairman Emeritus of the Florida Shore and Beach Preservation Association and Chairman of the American Coastal Coalition. He is a former director of two local banks and a founding director of Community Bank of the Islands. Mr. Ten Broek is an officer and director of various other Mariner affiliates. Mr. Ten Broek is a graduate of the University of Wisconsin. He worked for ten years in various executive positions with AT&T prior to joining Mariner.

     ELAINE HAWKINS: Age 46, is the Vice President/Treasurer of the Managing General Partner. She joined the Mariner Group in 1980 as the Director of Risk Management for all of the affiliated entities. In 1988 she became the President of South Seas and Captiva Properties, Inc., an affiliated real estate firm. She holds licenses as a real estate broker, and in property, casualty, life and health insurance. Prior to joining the company she was employed by Liberty Mutual Insurance Company in commercial sales.

     JAMES C. REDINGER: Age 62. Mr. Redinger joined McDonald & Company (a partnership that transferred all of its assets to McDonald & Company Securities, Inc.) in March 1974, becoming a partner in 1977, working in the area of corporate underwriting and syndication of real estate and oil and gas ventures. He has had extensive experience in site selection, cost projections of both commercial and residential real estate projects and the syndication of such projects through limited partnerships. Mr. Redinger has served as Chairman of the District Nine Committee of the National Association of Securities Dealers, Inc., is a Vice President and a Director of MCD Oil and Gas Company, Inc., a Director of McDonald
     & Company Venture Capital, Inc., a Director of McDonald & Company Securities, Inc., and a Managing Director of McDonald & Company Securities, Inc.

     THOMAS M. O'DONNELL: Age 63. Mr. O'Donnell joined McDonald & Company in 1965 in the Corporate Finance Department. Mr. O'Donnell became a partner of McDonald & Company in 1968 and has been a member of its Policy Committee since 1971. Mr. O'Donnell is a Chartered Financial Analyst and a member of the Cleveland Society of Security Analysts. Mr. O'Donnell is a director of Seaway Food Town, Inc., Maumee, Ohio, a grocery retailer. Mr. O'Donnell is Chief Executive Officer and Chairman of the Board of McDonald & Company Investments, Inc., Chief Executive Officer and Chairman of the Board of McDonald, which operates an insurance agency; a Director of MCD Oil & Gas Company, Inc., a Director of McDonald & Company Venture Capital, Inc.; and a Director of McDonald Financial Services.

     RICHARD R. CUNDIFF, III: Age 39. Mr. Cundiff joined McDonald & Company in December 1982 and has assisted in the development of the Real Estate and Specialty Finance Department. Specializing in real estate and oil and gas investment banking, his responsibilities include structuring, marketing and monitoring investments in these particular areas. Mr. Cundiff is a First Vice President of McDonald & Company.

         (F) INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

     No director or officer of the Managing General Partner was involved in any event during the past five years which would be responsive to this question.

ITEM 11.  EXECUTIVE COMPENSATION

          (A) CURRENT REMUNERATION OF GENERAL PARTNERS, THEIR DIRECTORS AND OFFICERS

          No direct remuneration was paid or payable by the Partnership for the period ended December 31, 1998, to directors or officers of the General Partners. During the period ended December 31, 1998, 1997 and 1996, the remuneration paid to the affiliates of the General Partners was as follows:

              /bullet/ Management fees totalling $0, $12,409 and $106,235 were paid to the Managing General Partner or its affiliates for 1998, 1997 and 1996, respectively.

              /bullet/ The General Partners and their affiliates are also entitled to reimbursement for expenses (including amounts of any salaries paid to employees and officers of a General Partner or its affiliates) directly attributable to the operation of the Partnership which could have been obtained from independent parties. Expenses amounting to $0, $25,800 and $403,615 were incurred during the years ended December 31, 1998, 1997 and 1996, respectively. Amounts due to related parties, and included in accounts payable and other at December 31, 1998 and 1997 are $0 and $2,150.
                        A portion of this amount is for the payment of insurance premiums which are collected by Mariner Group, Inc. (for all Mariner affiliates) and paid to the carrier on behalf of Florida Income Fund, L.P. The balance is for reimbursement for on-site property management personnel and for reimbursement of other costs for services performed by the general partner or affiliates which the Partnership would be required to pay to third parties for comparable services in the same geographical location.

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

See Note 6, Related Party Transactions in Notes to the Financial Statements, on page 22.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (A) 1. FINANCIAL STATEMENT SCHEDULES

         The following Financial Statement Schedules of the Partnership are included in Part II, Item 8:

                                                                         PAGE
                                                                         ----
               Report of Independent Certified Public Accountants          12

               Balance Sheets as of December 31, 1998 and 1997             13

               Statements of Operations for each of the three years
               ended December 31, 1998, 1997 and 1996                      14

               Statements of Partners' Capital for each of the
               three years ended December 31, 1998, 1997 and 1996          15

               Statements of Cash Flows for each of the three years
               ended December 31, 1998, 1997 and 1996                      16

               Notes to Financial Statements                          17 - 22

               Report of Independent Certified Public Accountants on
               Schedule III                                                23

               Schedule III Real Estate and Accumulated Depreciation  24 - 27

               Schedules Omitted:

               Other schedules have been omitted because of the absence of conditions under which they are required or because the required information is included in the Financial Statements and Notes thereto.

        (A) 2. EXHIBITS

               EXHIBIT 27 - Financial Data Schedule (for SEC use only)

        (A) 3. REPORTS ON FORM 8-K

               None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FLORIDA INCOME FUND, L.P.
                                    (Registrant)
                                    March 31, 1999

                                    By: /s/ ALLEN G. TEN BROEK
                                    ------------------------------------------
                                    ALLEN G. TEN BROEK
                                    President, Director and CEO
                                    Mariner Capital Management, Inc.
                                    (Principal Executive Officer)



                                    By: /s/ ELAINE HAWKINS
                                    ------------------------------------------
                                    Elaine Hawkins, Vice President/Secretary
                                    Mariner Capital Management, Inc.
                                    (Principal Financial and Acctg Officer)