Form 10-Q
period 1999-03-31
FLORIDA INCOME FUND LP
filed 1999-05-13
CIK 737829

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

                           FORM 10-Q

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR PERIOD ENDING MARCH 31, 1999.

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

PART I


    FINANCIAL INFORMATION                            PAGE NO.

    Balance Sheets at March 31, 1999
    and December 31, 1998 . . . . . . . . . . . . . . . . . .3


    Statements of Income for the Three
    Months Ended March 31, 1999 and 1998. . . . . . . . . . .4


    Statements of Cash Flows for the Three
    Months Ended March 31, 1999 and 1998. . . . . . . . . . .5


    Notes to Financial Statements . . . . . . . . . . . . . .6


    Management's Discussion and Analysis of
    Financial Condition and Results of Operations . . . . .6-9




PART II

    OTHER INFORMATION

    Items 1 through 6 . . . . . . . . . . . . . . . . . . . 10



PART III

    Signatures. . . . . . . . . . . . . . . . . . . . . . . 11


COVER PAGE


EXHIBIT 27 - FINANCIAL DATA SCHEDULE

                       PART I - FINANCIAL INFORMATION
                          FLORIDA INCOME FUND, L.P.
                               BALANCE SHEETS
                                 (Unaudited)

                                           March 31        Dec. 31
                                             1999           1998
                                          _______________________
ASSETS

Current Assets
    Cash                                     71,596         49,310
    A/R Trade                                 5,114         29,443
    Prepaid Expenses and Other               66,030         57,170
                                            _______        _______
    Total Current Assets                    142,740        135,923

Rental Properties, Net of Accumulated
    Depreciation of $1,418,678 at
    03/31/99 and $1,391,126 at 12/31/98   2,429,107      2,456,659

Intangible Assets
    Deferred Loan Costs                      34,499         37,187
                                          _________      _________
Total Assets                              2,606,346      2,629,769

LIABILITIES AND PARTNER'S CAPITAL

Current Liabilities
    Current maturities of notes
      and mortgages payable                  33,752         32,993
    Accounts Payable - Trade                  1,765          5,983
    Accrued Expenses                         14,600         14,600
    Customer and Security Deposits           17,750          8,926
                                          _________      _________
    Total Current Liabilities                67,867         62,502

NOTES AND MORTGAGES PAYABLE               1,579,836      1,588,381

PARTNERS'S CAPITAL
    General Partners Capital                 65,058         65,058
    Limited Partners Capital                913,828        913,828
    Net Loss                                (20,243)             0
                                          __________     __________
    Total Partners Equity                   958,643        978,886

    Total Liabilities and
    Partners Capital                      2,606,346      2,629,769

See Accompanying Notes to the Financial Statements


                          FLORIDA INCOME FUND, L.P.
                            STATEMENTS OF INCOME
                                 (Unaudited)




                                      For Three Months Ended
                                      03/31/99     03/31/98
                                      ______________________
REVENUES:

Rental Income                        104,824     118,739
Interest Income                           13          14
                                     _______     _______
    Total Income                     104,837     118,753



COSTS AND EXPENSES:

Depreciation                          27,552      27,399
Property Expenses                     40,080      46,623
Real Estate Taxes                     11,862      11,862
Interest and
  Financing costs                     42,898      43,678
  Other Expense                        2,688       2,688
                                     _______     _______
  Total Costs and
  Expenses                           125,080     132,250

    Net Income (Loss)                (20,243)    (13,497)








See Accompanying Notes to the Financial Statements

                        FLORIDA INCOME FUND, L.P.
                        STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                  For Three Months Ended
                                                  03/31/99      03/31/98
                                                  ______________________
Cash flows from operating activities

Net Income (Loss)                                  (20,243)    (13,497)

Adjustments to reconcile net income to net
 cash provided by operational activities
     Depreciation and Amortization                  30,240      30,087
     (Increase) decrease in accounts receivables    24,329       3,753
     (Increase) decrease in prepaid expenses        (8,860)    (14,871)
     Increase (decrease) in accounts
      payable and accrued expenses                  (4,219)     14,003
     Increase (decrease) in security deposits        8,825           0
                                                   ________    ________
Net cash flows provided by operating activities     30,072      19,475

Cash flows from investing activities
     Improvements to rental properties                   0           0
                                                  _________   _________
     Net cash used in investing activities               0           0

Cash flows from financing activities
     Repayment of long term borrowings
      to unaffiliated companies                     (7,786)     (7,006)
     Partner distributions paid                          0     (20,036)
                                                   ________    ________
     Net cash flows used by financing activities    (7,786)    (27,042)

     Net increase (decrease) in cash                22,286      (7,567)

     Cash December 31                               49,310     101,791

     Cash March 31                                  71,596      94,224


See Accompanying Notes to the Financial Statements

                   FLORIDA INCOME FUND, L.P.
                 NOTES TO FINANCIAL STATEMENT
                        MARCH 31, 1999
                          (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all disclosures necessary for a fair presentation of the Partnerships' financial position, results of operations and cash flows in conformity with generally accepted accounting principles, as set forth in the Partnerships' Form 10-K for the period ended December 31, 1998. In management's opinion, all adjustments have been made to the financial statements necessary for a fair presentation of interim periods presented.


NOTE 2 - RELATED PARTY TRANSACTIONS

During the three month period ended March 31, 1999, and March 31, 1998, the Partnership paid $0 and $3,886 in Management Fees to Mariner Capital Management, Inc., the Managing General Partner, in accordance with the Partnership Agreement. These expenses are included in the property expenses. The General Partners and their affiliates are also entitled to reimbursement of costs (including amounts of any salaries paid to employees or its affiliates) directly attributable to the operation of the Partnership that could have been provided by independent parties. Costs amounting to $0 were incurred during the first quarter of 1999. This compares to $0 of costs that were incurred during the first quarter of 1998.


NOTE 3 - BALANCE SHEET

The Balance Sheet at December 31, 1998, has been taken from the Audited Financial Statements at that date.


NOTE 4- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Liquidity

The Partnership's cash position including interest bearing deposits at March 31, 1999, was $71,596. This compares to its cash position of $49,310 at December 31, 1998. At March 31,
1998, the Partnership's cash position was $94,224.

The decrease in cash from December 31, 1998, to March 31, 1999, was primarily due to the following factors. Cash provided by operations was $30,072, payments for property improvements were $0, principal pay downs of debt totalled $7,786. Partner distributions totalled $0. The Partnership's total investment in properties for its portfolio at March 31, 1999, was $3,847,785. This compares to its total property investment at December 31, 1998 of $3,847,785.

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

Capital Resources

The Partnerships outstanding debt as of March 31, 1999 was $1,613,588. This compares to debt outstanding December 31, 1998 of $1,621,374. The Partnership had $1,643,540 of outstanding debt at March 31, 1998.

Year 2000

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

Results of Operations

The Partnership's net loss for the three months ended March 31, 1999, was $20,243. This compares with net loss of $13,497 for the same period a year ago.

For the three month period ended March 31, 1999, total revenue decreased by $13,916 as compared to the same period one year ago.
This decrease was primarily attributable to higher delinquencies at Edison Square.

Edison Square's revenue decreased mainly due to higher delinquencies. At March 31, 1999, Edison Square was 86% occupied.

For the three months ended March 31, 1999, depreciation expense has increased by $153.

Property expenses decreased $6,543 for the three month period.

For the three months, interest expense has decreased $780 mainly due to a decrease in the amount of outstanding debt.

The Partnership indebtedness decreased by $29,952 from the time period March 31, 1998, to March 31, 1999. As of March 31, 1999, the Partnership had an outstanding debt of $1,613,588 compared to $1,643,540 at March 31, 1998. The Partnership's outstanding debt as of December 31, 1998, was $1,621,374.

Property and equipment has increased from $3,844,715 at March 31, 1998, to $3,847,785 at March 31, 1999. Property and equipment was $3,847,785 as of December 31, 1998.

For the quarter ended March 31, 1999, the cash distribution to partners totalled $0.

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



                             FLORIDA INCOME FUND, L.P.
                             MARINER CAPITAL MANAGEMENT, INC.
                             MANAGING GENERAL PARTNER
                             (Registrant)





              5/11/99        By: /s/ ALLEN G. TEN BROEK
                             --------------------------------
                             Allen G. Ten Broek
                             President, Director and CEO
                             Mariner Capital Management, Inc.
                             (Principal Executive Officer)






              5/11/99        By: /s/ ELAINE HAWKINS
                             --------------------------------
                             Elaine Hawkins
                             Secretary/Treasurer
                             Mariner Capital Management, Inc.
                             (Principal Financial and Accounting
                              Officer)