Form 10-Q
period 1999-06-30
FLORIDA INCOME FUND LP
filed 1999-08-10
CIK 737829

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

                           FORM 10-Q

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR PERIOD ENDING JUNE 30, 1999.

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

                   FLORIDA INCOME FUND, L.P.
                             INDEX

PART I


    FINANCIAL INFORMATION                            PAGE NO.

    Balance Sheets at June 30, 1999
    and December 31, 1998 . . . . . . . . . . . . . . . . . .3


    Statements of Income for the Three and Six
    Months Ended June 30, 1999 and 1998. . . . . . . . . . .4


    Statements of Cash Flows for the Six
    Months Ended June 30, 1999 and 1998. . . . . . . . . . .5


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
                               BALANCE SHEETS
                                 (Unaudited)

                                           June 30       Dec.31
                                             1999           1998
                                          _______________________
ASSETS

Current Assets
    Cash                                     61,211        49,310
    A/R Trade                                 3,625        29,443
    Prepaid Expenses and Other               82,796        57,170
                                            _______       _______
    Total Current Assets                    147,632       135,923

Rental Properties, Net of Accumulated
    Depreciation of $1,446,230 at
    06/30/99 and $1,391,126 at 12/31/98   2,401,555     2,456,659

Intangible Assets
    Deferred Loan Costs                      31,811        37,187
                                          _________     _________
Total Assets                              2,580,998     2,629,769

LIABILITIES AND PARTNER'S CAPITAL

Current Liabilities
    Current maturities of notes
      and mortgages payable                  34,582        32,993
    Accounts Payable - Trade                  2,565         5,983
    Accrued Expenses                         14,600        14,600
    Customer and Security Deposits           17,750         8,926
                                          _________     _________
    Total Current Liabilities                69,497        62,502

NOTES AND MORTGAGES PAYABLE               1,571,011     1,588,381

PARTNERS'S CAPITAL
    General Partners Capital                 65,058        65,058
    Limited Partners Capital                913,828       913,828
    Net Loss                                (38,396)            0
                                          __________   __________
    Total Partners Equity                   940,490       978,886

    Total Liabilities and
    Partners Capital                      2,580,998     2,629,769

See Accompanying Notes to the Financial Statements


                          FLORIDA INCOME FUND, L.P.
                            STATEMENTS OF INCOME
                                 (Unaudited)




                    For Three Months Ended   For Six Months Ended
                    06/30/99     06/30/98    06/30/99   06/30/98
                    ______________________   _____________________
REVENUES:

Rental Income       103,718     113,584      208,542   232,323
Interest Income           2          16           15        30
                    _______     _______      _______   _______
    Total Income    103,720     113,600      208,557   232,353



COSTS AND EXPENSES:

Depreciation        27,552      27,459        55,104    54,858
Property Expenses   60,805      66,664       100,885   125,149
Interest and
  Financing costs   42,690      43,490        85,588    87,168
  Other Expense      2,688       2,688         5,376     5,376
                    _______     _______      _______   _______
  Total Costs and
  Expenses          133,735     140,301      246,953   272,551

   Net Income (Loss)(30,015)    (26,701)     (38,396)  (40,198)








See Accompanying Notes to the Financial Statements

                        FLORIDA INCOME FUND, L.P.
                        STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                  For Six Months Ended
                                                  06/30/99      06/30/98
                                                  ______________________
Cash flows from operating activities

Net Income (Loss)                                  (38,396)    (40,198)

Adjustments to reconcile net income to net
 cash provided by operational activities
     Depreciation and Amortization                  60,480      60,234
     (Increase) decrease in accounts receivables    25,818      (3,595)
     (Increase) decrease in prepaid expenses       (25,626)    (31,053)
     Increase (decrease) in accounts
      payable and accrued expenses                  (3,419)     21,489
     Increase (decrease) in security deposits        8,825           0
                                                   ________    ________
Net cash flows provided by operating activities     27,682       6,877

Cash flows from investing activities
     Improvements to rental properties                   0      (1,817)
                                                  _________   _________
     Net cash used in investing activities               0      (1,817)

Cash flows from financing activities
     Repayment of long term borrowings
      to unaffiliated companies                    (15,781)    (14,201)
     Partner distributions paid                          0     (42,164)
                                                   ________    ________
     Net cash flows used by financing activities   (15,781)    (56,365)

     Net increase (decrease) in cash                11,901     (51,305)

     Cash December 31                               49,310     101,791

     Cash June 30                                   61,211      50,486


See Accompanying Notes to the Financial Statements

                   FLORIDA INCOME FUND, L.P.
                 NOTES TO FINANCIAL STATEMENT
                        JUNE 30, 1999
                          (Unaudited)

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


NOTE 2 - RELATED PARTY TRANSACTIONS

During the six month period ended June 30, 1999, and June 30, 1998, the Partnership paid $0 and $3,886 in Management Fees to Mariner Capital Management, Inc., the Managing General Partner, in accordance with the Partnership Agreement. These expenses are included in the property expenses. The General Partners and their affiliates are also entitled to reimbursement of costs (including amounts of any salaries paid to employees or its affiliates) directly attributable to the operation of the Partnership that could have been provided by independent parties. Costs amounting to $0 were incurred during the second quarter of 1999. This compares to $0 of costs that were incurred during the second quarter of 1998.


NOTE 3 - BALANCE SHEET

The Balance Sheet at December 31, 1998, has been taken from the Audited Financial Statements at that date.


NOTE 4- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Liquidity

The Partnership's cash position including interest bearing deposits at June 30, 1999, was $61,211. This compares to its cash position of $49,310 at December 31, 1998. At June 30,
1998, the Partnership's cash position was $50,486.

The increase in cash from December 31, 1998, to June 30, 1999, was primarily due to the following factors. Cash provided by operations was $27,682, payments for property improvements were $0, principal pay downs of debt totalled $15,781. Partner distributions totalled $0. The Partnership's total investment in properties for its portfolio at June 30, 1999, was $3,847,785. This compares to its total property investment at December 31, 1998 of $3,847,785.

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

Capital Resources

The Partnerships outstanding debt as of June 30, 1999 was $1,605,593. This compares to debt outstanding December 31, 1998 of $1,621,374. The Partnership had $1,636,345 of outstanding debt at June 30, 1998.

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

Results of Operations

The Partnership's net loss for the six months ended June 30, 1999, was $38,396. This compares with net loss of $40,198 for the same period a year ago.

For the six month period ended June 30, 1999, total revenue decreased by $23,796 as compared to the same period one year ago.
This decrease was primarily attributable to higher delinquencies at Edison Square and a decrease in occupancy. At June 30, 1999 Edison Square was 81% occupied.

For the six months ended June 30, 1999, depreciation expense has increased by $246.

Property expenses decreased $24,264 for the six month period primarily because of reduced occupancy.

For the six months, interest expense has decreased $1,580 mainly due to a decrease in the amount of outstanding debt.

The Partnership indebtedness decreased by $30,752 from the time period June 30, 1998, to June 30, 1999. As of June 30, 1999, the Partnership had an outstanding debt of $1,605,593 compared to $1,636,345 at June 30, 1998. The Partnership's outstanding debt as of December 31, 1998, was $1,621,374.

Property and equipment has increased from $3,846,532 at June 30, 1998, to $3,847,785 at June 30, 1999. Property and equipment was $3,847,785 as of December 31, 1998.

For the quarter ended June 30, 1999, the cash distribution to partners totalled $0. Distributions for the six month period totalled $0.

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



                             FLORIDA INCOME FUND, L.P.
                             MARINER CAPITAL MANAGEMENT, INC.
                             MANAGING GENERAL PARTNER
                             (Registrant)





              7/28/99        By: /s/ ALLEN G. TEN BROEK
                             --------------------------------
                             Allen G. Ten Broek
                             President, Director and CEO
                             Mariner Capital Management, Inc.
                             (Principal Executive Officer)






              7/28/99        By: /s/ ELAINE HAWKINS
                             --------------------------------
                             Elaine Hawkins
                             Secretary/Treasurer
                             Mariner Capital Management, Inc.
                             (Principal Financial and Accounting
                              Officer)