Form 10-Q
period 1999-09-30
FLORIDA INCOME FUND LP
filed 1999-11-15
CIK 737829

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

                           FORM 10-Q

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR PERIOD ENDING SEPTEMBER 30, 1999.

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

     None
The registrant has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days.
                   FLORIDA INCOME FUND, L.P.
                             INDEX

PART I


    FINANCIAL INFORMATION                            PAGE NO.

    Balance Sheets at September 30, 1999
    and December 31, 1998 . . . . . . . . . . . . . . . . . .3


    Statements of Income for the Three and Nine
    Months Ended September 30, 1999 and 1998. . . . . . . . . .
 .4


    Statements of Cash Flows for the Nine
    Months Ended September 30, 1999 and 1998. . . . . . . . . .
 .5


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






PAGE 2

                       PART I - FINANCIAL INFORMATION
                          FLORIDA INCOME FUND, L.P.
                               BALANCE SHEETS
                                 (Unaudited)

                                          September 30  Dec.31
                                             1999           1998
                                          _______________________
ASSETS

Current Assets
    Cash                                     11,409        49,310
    A/R Trade                                 3,625        29,443
    Prepaid Expenses and Other               99,558        57,170
                                            _______       _______
    Total Current Assets                    114,592       135,923

Rental Properties, Net of Accumulated
    Depreciation of $1,473,782 at
    09/30/99 and $1,391,126 at 12/31/98   2,374,003     2,456,659

Intangible Assets
    Deferred Loan Costs                      29,123        37,187
                                          _________     _________
Total Assets                              2,517,718     2,629,769

LIABILITIES AND PARTNER'S CAPITAL

Current Liabilities
    Current maturities of notes
      and mortgages payable                  36,302        32,993
    Accounts Payable - Trade                  2,670         5,983
    Accrued Expenses                         53,649        14,600
    Customer and Security Deposits           16,702         8,926
                                          _________     _________
    Total Current Liabilities               109,323        62,502

NOTES AND MORTGAGES PAYABLE               1,561,083     1,588,381

PARTNERS'S CAPITAL
    General Partners Capital                 65,058        65,058
    Limited Partners Capital                913,828       913,828
    Net Loss                               (131,574)            0
                                          __________   __________
    Total Partners Equity                   847,312       978,886

    Total Liabilities and
    Partners Capital                      2,517,718     2,629,769

See Accompanying Notes to the Financial Statements


PAGE 3

                          FLORIDA INCOME FUND, L.P.
                            STATEMENTS OF INCOME
                                 (Unaudited)




                    For Three Months EndedFor Nine Months Ended
                    09/30/99     09/30/98    09/30/99   09/30/98
                    ______________________
_____________________
REVENUES:

Rental Income        72,391     119,465280,933351,788
Interest Income           0          15      15     45
                    _______     _______ ______________
    Total Income     72,391     119,480280,948351,833



COSTS AND EXPENSES:

Depreciation         27,553      27,510 82,656 82,368
Property Expenses    92,852      55,122193,738180,271
Interest and
  Financing costs    42,476      43,299128,064130,467
  Other Expense       2,688       2,688   8,064  8,064
                    _______     _______ ______________
  Total Costs and
  Expenses          165,569     128,619412,522401,170

   Net (Loss)(93,178)     (9,139)    (131,574)(49,337)








See Accompanying Notes to the Financial Statements




PAGE 4

                        FLORIDA INCOME FUND, L.P.
                        STATEMENTS OF CASH FLOWS
                               (Unaudited)
                                                  For Nine Months
Ended
                                                  09/30/99
09/30/98

______________________
Cash flows from operating activities

Net (Loss)                               (131,574)    (49,337)

Adjustments to reconcile net income to net
 cash provided by operational activities
     Depreciation and Amortization                  90,720
90,432
     (Increase) decrease in accounts receivables    25,818
(17,477)
     (Increase) decrease in prepaid expenses       (42,388)
(47,236)
     Increase (decrease) in accounts
      payable and accrued expenses                  35,736
32,741
     Increase (decrease) in security deposits        7,776
  0
                                                   ________
________
Net cash flows provided by (used by) operating     (13,912)
9,123
 activities

Cash flows from investing activities
     Improvements to rental properties                   0
(3,069)
                                                  _________
_________
     Net cash used in investing activities               0
(3,069)

Cash flows from financing activities
     Repayment of long term borrowings
      to unaffiliated companies                    (23,989)
(21,587)
     Partner distributions paid                          0
(42,164)
                                                   ________
________
     Net cash flows used by financing activities   (23,989)
(63,751)

     Net increase (decrease) in cash               (37,901)
(57,697)

     Cash December 31                               49,310
101,791

     Cash September 30                              11,409
44,094


See Accompanying Notes to the Financial Statements
PAGE 5
                   FLORIDA INCOME FUND, L.P.
                 NOTES TO FINANCIAL STATEMENT
                        SEPTEMBER 30, 1999
                          (Unaudited)

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


NOTE 2 - RELATED PARTY TRANSACTIONS

During the nine month period ended September 30, 1999, and September 30,
1998, the Partnership paid $0 and $3,886 in Management Fees to Mariner Capital Management, Inc., the Managing General Partner, in accordance with the Partnership Agreement. These expenses are included in the property expenses. The General Partners and their affiliates are also entitled to reimbursement of costs (including amounts of any salaries paid to employees or its affiliates) directly attributable to the operation of the Partnership that could have been provided by independent parties. Costs amounting to $0 were incurred during the third quarter of 1999. This compares to $0 of costs that were incurred during the third quarter of 1998.


NOTE 3 - BALANCE SHEET

The Balance Sheet at December 31, 1998, has been taken from the Audited Financial Statements at that date.


NOTE 4- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Liquidity

The Partnership's cash position including interest bearing deposits at September 30, 1999, was $11,409. This compares to its cash position of $49,310 at December 31, 1998. At September 30,
1998, the Partnership's cash position was $44,094.


PAGE 6

Liquidity - Continued

The decrease in cash from December 31, 1998, to September 30,
1999,
was primarily due to the following factors. Cash used by operations was $13,912, payments for property improvements were $0, principal pay downs of debt totalled $23,989. Partner distributions totalled $0. The Partnership's total investment in properties for its portfolio at June 30, 1999, was $3,847,785. This compares to its total property investment at December 31, 1998 of $3,847,785.

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

Capital Resources

The Partnerships outstanding debt as of September 30, 1999 was $1,597,385. This compares to debt outstanding December 31, 1998 of $1,621,374. The Partnership had $1,628,959 of outstanding debt at September 30, 1998.


PAGE 7

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

Results of Operations

The Partnership's net loss for the nine months ended September
30,
1999, was $131,574. This compares with net loss of $49,337 for the same period a year ago.

For the nine month period ended September 30, 1999, total revenue decreased by $70,885 as compared to the same period one year ago. This decrease was primarily attributable to higher delinquencies at Edison Square and a decrease in occupancy. At September 30, 1999 Edison
Square was 62% occupied.

For the nine months ended September 30, 1999, depreciation expense has increased by $288.

Property expenses increased $13,467 for the nine month period primarily because of property repairs and maintenance.

For the nine months, interest expense has decreased $2,403 mainly due to a decrease in the amount of outstanding debt.

The Partnership indebtedness decreased by $31,574 from the time period September 30, 1998, to September 30, 1999. As of September 30, 1999
the Partnership had an outstanding debt of $1,597,385 compared to $1,628,959 at September 30, 1998. The Partnership's outstanding debt as of December 31, 1998, was $1,621,374.

Property and equipment was $3,847,785 at September 30,1998, and $3,847,785 at
September 30, 1999. Property and equipment was $3,847,785 as of December 31,
1998.

For the quarter ended September 30, 1999, the cash distribution to partners totalled $0. Distributions for the nine month period totalled $0.










































PAGE 9
                            PART II
                       OTHER INFORMATION
                  FLORIDA INCOME FUND, L.P.




ITEM 1.   LEGAL PROCEEDINGS

          NONE


ITEM 2.   CHANGES IN SECURITIES
          NONE


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          NONE


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          NONE


ITEM 5.   OTHER MATERIALLY IMPORTANT EVENTS

          NONE


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          NONE












PAGE 10

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


                             FLORIDA INCOME FUND, L.P.
                             MARINER CAPITAL MANAGEMENT, INC.
                             MANAGING GENERAL PARTNER
                             (Registrant)





             11/10/99        By: /s/ ALLEN G. TEN BROEK
                             --------------------------------
                             Allen G. Ten Broek
                             President, Director and CEO
                             Mariner Capital Management, Inc.
                             (Principal Executive Officer)






             11/10/99        By: /s/ LINDA SUSZEK
                             --------------------------------
                             Linda Suszek
                             Asst. Secretary/Treasurer
                             Mariner Capital Management, Inc.
                             (Principal Financial and Accounting
                              Officer)